Form 10-K
period 2009-09-30
KAT Racing, Inc.
filed 2010-01-26
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended Sept. 30, 2009

Commission file number: 333-144504

Kat Racing, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4057712
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9500 W. Flamingo Rd. Suite 205

Las Vegas, NV 89147

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 525-2024

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer .	Accelerated Filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

For the year ended Sept. 30, 2009, the issuer had no revenues.

As of Sept. 30, 2009, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 14, 2010 was 5,749,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Kat Racing, Inc.

Form 10-K Annual Report

Table of Contents

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	7
Item 9A(T).	Controls And Procedures	7
Item 9B.	Other Information	10
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	10
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence	12
Item 14.	Principal Accountant Fees and Services	12
PART IV
Item 15.	Exhibits and Financial Statement Schedules	13

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Kat Racing, Inc.

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Kat Racing designs, manufactures, markets, sells and distributes custom off-road racing and recreational vehicles. We strive to join leaders in the industry, developing and innovating so as to offer our customers cost-efficient high quality custom-built, off-road racing and recreational vehicles. We test our parts in real-world conditions to insure high quality cars and products. We race what we sell. Our vehicles are assembled by our affiliate Kat Metal Worx, Inc. Kat Metal Worx is 100% owned by Kenny Thatcher who is the President of Kat Racing. The arrangement between Kat Metal Worx and Kat Racing is as follows. Kat Racing pays for the parts and materials to build the car. Kat Metal Worx builds all of the cars. There is no mark up on the materials or parts. Kat Racing then markets the products. The profits from the sales are split 50/50 between Kat Racing and Kat Metal Worx. Kat Metal Worx, Inc. will not charge for any labor or overhead in building a car. From time to time we may utilize the services of other companies or individuals to assemble our vehicles.

Kat Racing is engaged in the businesses of:

(1) Designing, manufacturing, marketing and selling custom fabricated off-road racing and recreational vehicles to sports and recreational enthusiasts;

(2) Providing a full-range of services that cater to the off-road automotive enthusiast, including post-purchase add-on customization and the installation of additional accessories; and

(3) The restoration, repair, servicing of these vehicles. We also intend to sell aftermarket off-road automotive parts, accessories, and related apparel assuming we are able to attract the requisite capital and resources.

Our affiliate's manufacturing operations consist of in-house production of components and parts, primarily assembly and finishing of components, painting, conversion and assembly of vehicles, and quality control, which includes performance testing of finished products under running conditions. The custom design, fabrication, finish and paint processes are moved into and out of each aspect of the manufacturing process.

We test our parts in the off road racing circuits such as SCORE International, Best in the Desert and Southern Nevada Off Road Enthusiasts. We also do testing in the desert to insure quality. We still test the lower grade parts and accessories in testing situations for use on the pre runners and sand buggies. Lower grade parts would not be used in racecars. We choose certain random races each year in which our clients use our products and cars in their racing and after the races Kat Racing inspects the cars.

Our full range of services includes brand new construction of racecars to pre-runner to sand buggies. We also offer preparation of existing vehicles and installation of parts and repairs. As of right now we were focusing strictly on the sales side of the business and have not actively marketed the services side. We have just started the marketing of the services side to include repair and maintenance. We expect to have revenue from this service side shortly. Kat Racing is currently stressing its repair and maintenance services on its website and in communications with prospective customers. Given initial interest, Kat Racing expects that it will have beginning revenues from the service side in the near future.

We are following up with past Kat Metal Worx clients as possible future clients for services and products. Kat Metal Worx has built up its own client base over its years in existence. When Kat Racing was started four years ago Kat Metal Worx had a waiting list of cars to be built. In the time since then, that list has been depleted through cars having been built and sold or through the withdrawal of names by the clients. To date Kat Metal has built 6 cars in '06, 1 in '07 and 2 cars were completed in '08.

Employees

At Sept. 30, 2009, the Company had 1 employee, the Company’s officer and director, who devotes part time efforts to the Company and whom has not taken any salary as of Sept. 30, 2009. None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A. RISK FACTORS.

THE COMPANY IS ESPECIALLY SUBJECT TO RISKS ASSOCIATED WITH THE CURRENT SLUGGISH ECONOMY AND HIGH FUEL PRICES

The current sluggish economy and high fuel prices are likely to have an adverse effect on the Company.  The products of the Company are not necessities of life and as such are especially susceptible to economic downturns. This is especially true given the current high fuel prices and the high fuel burn rate of our off road vehicles.

THE OFFICERS OF THE COMPANY ARE NOT CURRENTLY RECEIVING COMPENSATION AND MAY BE SUBJECT TO OTHER EMPLOYMENT OFFERS

The officers of the Company are not currently receiving any compensation.  Lack of compensation may make it more likely that they accept employment offers from other firms therefore the Company will be forced to pay compensation to retain such employees. This will create additional expenses not currently reflected in our financials. Once the Company has achieved regular cash flow, our officers will be making $36,000 a year in compensation each.

KAT MANY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

Kat has limited capital resources. Unless Kat begins to generate sufficient revenues to finance operations as a going concern, Kat may experience liquidity and solvency problems. While Kat does not foresee such difficulties in the next 12 months, liquidity and solvency problems may force Kat to go out of business if additional financing is not available.

OUR OFFICERS AND DIRECTORS PROVIDE SERVICES TO US ON A PART-TIME BASIS AND HAVE NO EXPERIENCE MANAGING A PUBLIC COMPANY. AS A RESULT, WE MAY BE UNABLE TO DEVELOP OUR BUSINESS AND MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend on the efforts of Kenny Thatcher and Julie Bauman our officers, directors and employees. They have no experience related to public company management, nor as a principal accounting officer. Because of this, we may be unable to develop our business and manage our public reporting requirements. We cannot guarantee you that we will overcome any such obstacle.

Our officers and directors are involved in other business opportunities and may face a conflict in selecting between Kat and their other business interests. We have not formulated a policy for the resolution of such conflicts. If we lose our officers or directors to other pursuits without a sufficient warning we may, consequently, go out of business.

COMPLIANCE WITH FEDERAL, STATE AND LOCAL GOVERNMENT REGULATIONS EFFECTING PRODUCTION

We are subject to direct regulation by the Department of Transportation, Environmental Protection Agency and Federal Trade Commission as well as other local, state and federal agencies. Compliance with the regulations established by these agencies is very costly and affects our manufacturing process. Any changes in the laws or regulations imposed on us by these agencies could significantly increase our production costs and could have a very negative effect on our business.

CONSUMER DISCRETIONARY SPENDING MAY EFFECT PURCHASES

Purchases of recreational vehicles, such as our off-road vehicles are considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary consumer spending, such as employment levels, business conditions, interest rates, petroleum prices, and taxation rates, all of which are not under our control. Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our growth and profitability.

RISK OF VEHICLE DEFECTS

Our vehicles may have unanticipated defects which could require us to recall them. A product recall could delay or even halt production until we are able to correct any such defects. Recalls may also have a materially negative effect on our brand image and public perception of our vehicles and any other products we develop and thereby adversely affect our future sales. Such recalls or other defects would also require substantial expenditures to correct.

LIABILITIES ASSOCIATED WITH OUR VEHICLES

Given the nature of our products, we expect that we will be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on our business. Although we intend to obtain adequate insurance coverage prior to commencing substantive operations, there can be no assurance that we will be able to secure or maintain adequate liability insurance to cover all product liability claims. As a new market entrant, any large product liability suits occurring early in our marketing efforts may significantly adversely affect our ability to market our vehicles. We have no current plans to purchase liability insurance and currently lack the resources to purchase such insurance.

ENVIRONMENTAL RISK ASSOCIATED WITH PRODUCTION LIABILITIES

Our business operations and facilities, particularly those of our affiliate Kat Metal Worx, Inc., are subject to a number of federal, state and local environmental laws and regulations. Although we believe that our operations and facilities are in material compliance with such laws and regulations, the risk of environmental liabilities cannot be completely eliminated. There can be no assurance that future changes in such laws, regulations or the nature of our operations will not require us to make significant additional capital expenditures to ensure compliance in the future. Our failure to comply with environmental laws could result in the termination of our operations, impositions of fines, or liabilities in excess of our capital resources. We do not maintain environmental liability insurance, and if we are required to pay the expenses related to any environmental liabilities, such expenses could have a material adverse effect on our operations.

RISKS OF NON-APPROVAL FROM, ENVIRONMENTAL PROTECTION AGENCY, DEPARTMENT OF TRANSPORTATION, STATE AND LOCAL AGENCIES

We may be required to obtain approvals and make certifications regarding compliance with federal, state and local regulations regarding the noise, emissions and safety characteristics of our vehicles. In addition, our affiliate's manufacturing facility may be required to comply with environmental and safety standards. The potential delays and costs that could result from obtaining such regulatory approvals and complying with, or failing to comply with, such regulations could result in delays in vehicle assembly and adversely affect operating results.

RISK OF NOT BEING ABLE TO COMPETE WITH LARGER COMPANIES

The market for the type of vehicles we manufacture is extremely competitive and we expect that competition will increase in the future. Our competitors include many large companies that have substantially greater market presence and financial resources than we do.

We believe that our ability to compete successfully depends on a number of factors including:

1.

design of high performance and quality vehicles;

2.

market presence;

3.

timely delivery of our vehicles;

4.

competitive pricing policies;

5.

the timing and introduction of our products and services into the market; and

6.

our ability to keep up with existing and emerging industry trends.

Current or increased competition may either prevent us from entering or maintaining a place in the vehicle manufacturing market. We cannot guarantee that we will have the financial resources or marketing and manufacturing capabilities to compete successfully. If we cannot successfully compete, we probably will be forced to terminate our operations. See "Business Competition".

DEPENDENCE ON VEHICLE PARTS AND MATERIALS SUPPLIERS

We rely on third party suppliers to produce the parts and materials we use to manufacture our vehicles. If our suppliers are unable or unwilling to provide us with the parts and supplies, we will be unable to produce our vehicles. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. If we are unable to purchase the supplies and parts we need to manufacture our vehicles, we will experience severe production problems, which may possibly result in the termination of our operations.

RISKS ASSOCIATED WITH NOT KEEPING OUR PRODUCTS AND TECHNOLOGY CURRENT AND COMPETITIVE

Our success depends on our ability to develop innovative competitive vehicles that meet changing customer demands. The off-road racing industry is subject to rapidly changing technology and emerging competition. We cannot assure you that we will be able to successfully identify new opportunities and develop and bring new products to market in a timely manner, nor can we guarantee you that products developed by our competitors will not make our products non-competitive or obsolete. Also, we cannot assure you that we will have the capital resources or the ability to implement any new technology.

RISK ASSOCIATED WITH MARKET ACCEPTANCE OF OUR PRODUCT LINE

Our success depends on whether or not our products are accepted in the market. You should be aware that development stage companies introducing new products into the market are subject to a high level of uncertainty and risk. Because the market for our vehicles is new and evolving we cannot predict the size and future growth rate, if any, of the market. We cannot assure you that the market for our vehicles will develop or that demand for our vehicles will emerge or become economically sustainable. Market acceptance of our products depends on our ability to establish a brand image and a reputation for high quality, which will differentiate our brand of products from our competitors. There can be no assurance that our products will be perceived as being of high quality and differentiated from such other products, or that we will be successful in establishing our intended brand image. In addition, our management team has no experience manufacturing or marketing vehicles on a large scale. Our management's lack of experience could result in the failure of our ability to sell our vehicles.

RELIANCE UPON KEY PERSONNEL AND NECESSITY OF ADDITIONAL PERSONNEL

KAT is largely dependent upon the personal efforts and abilities of existing management, especially Kenny Thatcher (President) and Julie Bauman (Secretary). The success of KAT will also be largely dependent upon the ability of KAT to continue to attract quality management and employees to help operate KAT as its operations may grow.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 3277 Meade Ave. Suite 3A Las Vegas, NV 89102. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms. We have not imputed any rent on this space and have determined it to be immaterial to our financial statements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of Sept. 30, 2009, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy. We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Kat Racing, Inc. was incorporated on December 5, 2005. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

Since incorporation, we have financed our operations primarily through minimal initial capitalization.

To date we have not implemented our fully planned principal operations. The realization of sales revenues in the next 12 months is important in the execution of the plan of operations. However, we cannot guarantee that it will generate such growth. If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue.

Kat Racing, Inc.’s management does not expect to conduct any research and development.

Kat Racing, Inc. currently does not own any significant plant or equipment that it would seek to purchase or sell in the near future.

Our management does not anticipate any significant changes in the number of employees in the next 12 months. Currently, we believe the services provided by our officers and directors are sufficient at this time.

We have not paid for expenses on behalf of any director. Additionally, we believe that this practice will not materially change.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $1,582 for the year ended Sept. 30, 2009, as compared to a net loss of $9,682 for 2008. From the date of inception December 5, 2005, to September 30, 2009, the Company lost a total of $ 130,955. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of Sept. 30, 2009, the Company had a cash of $ 559 compared to cash of $267 as of Sept. 30, 2008.

For the most recent fiscal year, 2009, the Company incurred a loss in the amount of $1,582 and $9,682 for 2008. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from Dec. 5, 2005 (date of inception) through Sept. 30, 2009, the Company has incurred an accumulated net loss of $130,955 has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2009.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Sept. 30, 2009, the company was authorized to issue 70,000,000 shares of common stock.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of Sept. 30, 2009.

Off-Balance Sheet Arrangements

As of Sept. 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In August 2009, the Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. The PCAOB revoked the registration of Moore on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non cooperation with a Board Investigation. On November 30, 2009, the company engaged M&K CPAS, PLLC as its principal auditors  The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of M&K CPAS, PLLC as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

A report from M&K CPAS, PLLC is included in this filing for the years ended September 30, 2009 and 2008.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments and assist us in preparing our financial reporting disclosures. Our management intends to work more closely with our auditors to correct this ineffectiveness.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of Sept. 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of Sept. 30, 2009, our internal control over financial reporting is not effective based on these criteria, since our auditor had to make audit adjustments and assist us in preparing our financial reporting disclosures. Our management intends to work more closely with our auditors to correct this ineffectiveness. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of Sept. 30, 2009:

Name	Age	Position	Period of Service(1)
Kenny Thatcher	32	President, Director	Since December 2005
Julie Bauman	35	Secretary, Treasurer, Director	Since December 2005

Notes:

(1)

A Director will hold office until the next annual meeting of the stockholders, which shall be held in January of 2010. At the present time, Officers are appointed by the Board of Directors and will hold office until he or she resigns or is removed from office. The maximum number of directors we are authorized to have is at the discretion of the Board of Directors. However, in no event may we have less than one director. Although we anticipate appointing additional directors, we have not identified any such person(s).

(2)

Both Kenny Thatcher and Julie Bauman have held their respective offices/positions since December 2005 and are expected to continue to hold their offices/positions until the next annual meeting of our stockholders. At the date of this prospectus, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Kenny Thatcher

President and Director - Mr. Thatcher the owner/fabricator for Kat Metal Worx, Inc. He learned how to fabricate and weld back in high school. He attended a trade school that taught him how to work with fabricate and weld metal. In 1995 he graduated high school and started work with RAMM Corp. There he put his skills to work welding and fixing large machinery. In 1997 he went to work with Cashman Equipment as a welder and mechanic for large machinery. In 1999 he started work with Clark County doing maintenance. He continued to use his skills fabricating and welding different jobs that would arise. In 2001 he went to work for Patrick signs where he was able to put artistic talent to work. He designed, fabricated and welded signs for many companies around town. In August 2003 he started his own company called Kat Metal Worx, Inc. His company specializes in designing, fabricating and building off road racecars, sand dune buggies and pre-runners. His shop has grown from himself to a crew of four employees with a waiting list to get your car built or fixed. In December 2005, he started Kat Racing, Inc.

Julie Bauman

Secretary, Treasurer, and Director - Ms. Bauman is a native of Las Vegas, Nevada. Ms. Bauman graduated in 1992 and immediately went to work for a real estate firm as an office manager (Prudential Hallmark Realty from 1991-94). From there she went to work for National Title as a commercial escrow assistant. While working for national Title, Ms. Bauman started a window covering company to new and existing homeowners. Ms. Bauman eventually left national Title to run her company, which was eventually sold to another company. Ms. Bauman then became a commercial escrow officer of 1st American Title where she managed a four-person team in handling multi-million dollar deals for her current client base. Ms. Bauman was one of the largest producers for 1st American Title, which is one of the largest publicly traded title companies in the U.S.A.

Ms. Bauman worked at National Title from 1994 to 1998 and from 2000 to 2001. She worked at First American Title from 2001 to March 2006 and Fiesta Blinds from 1993 to March 2006. She started Kat Racing, Inc. in December 2005. Since March 2006, Ms. Bauman’s only employment has been with Kat Racing, Inc.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Sept. 30, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Kenny Thatcher and Julie Bauman are our sole officers and directors. They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Sept. 30, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of Sept. 30, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Class	Name & Address of Certain Beneficial Owners	Amount of Beneficial Ownership	Percent of Class

Common	Michael Zuliani 6260 S. Rainbow Blvd. Suite 100 Las Vegas, NV 89118	2,000,000	34.78%
Common	Julie Bauman 10120 W. Flamingo Rd. Suite 205 Las Vegas, Nevada 89147	2,000,000	34.78%
Common	Kenny Thatcher 9070 Duncan Ave., Las Vegas, Nevada 89108	400,000	6.96%
Common	B and Z Consulting, LLC 6260 S. Rainbow Blvd. Suite 100 Las Vegas, Nevada 89118	300,000	5.22%
Common	Officers and Directors as a Group	2,400,000	41.75%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Sept. 30, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Kanny Thatcher and Julie Bauman. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

M&K CPAS, PLLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by M & K CPAs for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,250 for the fiscal years ended Sept. 30, 2009 and 2008.

Audit-Related Fees

There were no fees billed by M & K CPAs for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended Sept. 30, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by M&K CPAs for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended Sept. 30, 2009 and 2008, respectively.

All Other Fees

There were no fees billed by M&K CPAs for other products and services for the fiscal years ended Sept. 30, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm ( 2009 and 2008)

•

Balance Sheets at Sept. 30, 2009 and 2008

•

Statements of Operations for the years ended Sept. 30, 2009 and 2008and for the cumulative period from Dec. 5, 2005 (Date of Inception) to Sept. 30, 2009

•

Statements of Changes in Shareholders’ Deficiency for the period from Dec. 5, 2005 (Date of Inception) to Sept. 30, 2009

•

Statements of Cash Flows for the years ended Sept. 30, 2009 and 2008, and for the cumulative period from Dec. 5, 2005 (Date of Inception) to Sept. 30, 2009

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Racing, Inc.

We have audited the accompanying balance sheets of Kat Racing, Inc. (the “Company”) (a development stage company) as of September 30, 2009 and 2008 and the related statements of operations, shareholders' equity/(deficit) and cash flows for the twelve month periods then ended and the period from inception (December 5, 2005) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kat Racing, Inc. as of September 30, 2009 and 2008 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 14, 2009

KAT RACING, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	September 30,	September 30,
	2009	2008

CURRENT ASSETS

Cash	$559	$267

Total Current Assets	559	267

TOTAL ASSETS	$559	$267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$500	$-
Accounts payable-related party	24,228	24,228

Total Current Liabilities	24,728	24,228

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	101,037	99,663
Deficit accumulated during the development stage	(130,955)	(129,373)

Total Stockholders' Equity (Deficit)	(24,169)	(23,961)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$559	$267

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	208	8,530	127,419

Total Operating Expenses	208	8,530	127,419

OTHER INCOME (EXPENSE)

Interest expense	(1,374)	(1,152)	(3,536)

LOSS BEFORE INCOME TAXES	(1,582)	(9,682)	(130,955)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,582)	$(9,682)	$(130,955)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are a integral part of these financials statements.

KAT RACING, INC.

(A Development Stage Company)

Statement of Stockholders' Equity/(Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.00375 per share	4,000,000	4,000	11,000	-	15,000

Common stock issued for services	300,000	300	-	-	300

Common stock issued for
cash at $0.05 per share	1,049,000	1,049	51,401	-	52,450

Common stock issued for
contributed capital	400,000	400	35,100	-	35,500

Net loss from inception
through September 30, 2006	-	-	-	(14,420)	(14,420)

Balance, September 30, 2006	5,749,000	5,749	97,501	(14,420)	88,830

Imputed interest on related party payable			1,010		1,010

Net loss for the year
ended September 30, 2007	-	-	-	(105,271)	(105,271)

Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable			1,152		1,152

Net loss for the year ended
September 30, 2008	-	-	-	(9,682)	(9,682)

Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)

Imputed interest on related party payable			1,374		1,374

Net loss for the year ended
September 30, 2009	-	-	-	(1,582)	(1,582)

Balance, September 30, 2009	5,749,000	$5,749	$101,037	$(130,955)	$(24,169)

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(1,582)	$(9,682)	$(130,955)
Adjustments to reconcile net loss to
net cash (used in)/provided by operating activities:
Stock based compensation	-	-	300
Imputed interest	1,374	1,152	3,536
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	500	-	500

Net Cash (Used in)/Provided by Operating Activities	292	(8,530)	(126,619)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	-	8,403	24,228
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	35,500

Net Cash Provided by Financing Activities	-	8,403	127,178

NET INCREASE/DECREASE IN CASH	292	(127)	559

CASH AT BEGINNING OF PERIOD	267	394	-

CASH AT END OF PERIOD	$559	$267	$559

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies

Nature of Business

Kat Racing, Inc. (the Company) was incorporated in the State of Nevada on December 5, 2005. The Company is engaged in the principal business activity of manufacturing cost-effective and innovative off-road racing cars for any off-road enthusiast. The Company has not realized revenues to date and therefore is classified as a development stage company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2009 and 2008.

	(Loss)	Shares	Basic (Loss) Per Share
	(Numerator)	(Denominator)	Amount

For the Year Ended:
September 30, 2009	$(1,582)	5,749,000	$(0.00)
September 30, 2008	$(9,682)	5,749,000	$(0.00)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended September 30, 2009 and 2008.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2009 and 2008.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents as of September 30, 2009 or 2008.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company provides for income taxes in accordance with FASB standards, which require the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

FASB standards require the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	September 30,	September 30,
	2009	2008
Income tax expense at statutory rate	$617	$3,846
Common stock issued for services	-0-	-0-
Valuation allowance	(617)	(3,846)

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	September 30,	September 30,
	2009	2008
Deferred tax asset	$51,026	$50,409
Valuation allowance	(51,026)	(50,409)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $130,835 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2025.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a September 30 fiscal year end.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

Stock-based compensation.

As of September 30, 2009, the Company had issued 300,000 shares for services valued at $0.001 per share, which was determined to be materially consistent with the fair value of the stock on the date it was granted.

The Company adopted FASB guidance concerning share based payments effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated.

Warranty and Product Liability Reserve

The Company will maintain a reserve for the estimated value of the parts and services to be delivered under its warranty agreements and the estimated uninsured product liability. The initial reserve will be 5% of sales. After one year the Company will estimate the accrual to the reserve based upon historical rates of claims made by customers as a percentage of sales of its off road cars. The Company has not yet realized sales of its off road cars. Accordingly, the Company has not recorded a reserve for warranty and product liability as of September 30, 2009 or 2008. The Company will begin accruing the warranty and product liability reserve when sales of off roads cars commence.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments as of September 30, 2009 and 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, and related party payables.

We have adopted the FASB’s standard concerning fair value measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table presents assets that are measured and recognized at fair values as of September 30, 2009 and 2008 on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

Total Gains (Losses): None

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by FASB standards. The standard requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as December 5, 2005. Since inception, the Company has incurred a net loss of $130,955. Management has provided financial data since December 5, 2005, “Inception”, in the financial statements.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

1.

Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits. As of September 30, 2009 and 2008, there were no deposits in excess of federally insured limits.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of ASC 105-10 on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

2.

COMMON STOCK

On December 5, 2005, the Company received $15,000 from its founders for 4,000,000 shares of its common stock in order to establish the Company. On December 27, 2005, the Company issued 300,000 shares of its common stock for services. The stock was valued at $0.001 per share, which represented management’s best estimate of the market value of the stock on the grant date. On the same date, the Company also issued 400,000 shares of its common stock in exchange for contributed capital valued at $35,500. On August 13, 2006, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company sold 1,049,000 shares of its $0.001 par value common stock at a price of $0.05 per share for $52,450 in cash. There were no common stock sales or other transactions that took place between September 30, 2006 and September 30, 2009.

3.

RELATED PARTY TRANSACTIONS

The Company had received $24,228 as of September 30, 2008 and 2009 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense on the payable as additional paid in capital.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $130,955 as of September 30, 2009. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. The preceding raises substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. These funds would be used to market the Company’s products. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

5.

SUBSEQUENT EVENTS

There were no reportable subsequent events from September 30, 2009 through the date this report is filed.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kat Racing, Inc.

Date: Jan 13, 2010

	By:	/s/ Julie Bauman
Julie Bauman, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: Jan. 13, 2010

	By:	/s/ Kenny Thatcher
Kenny Thatcher, President and Director
(Principal Executive Officer)

Date: Jan. 13, 2010

	By:	/s/ Julie Bauman
Julie Bauman, Chief Financial Officer
(Principal Financial and Accounting Officer)