Form 10-Q
period 2009-12-31
KAT Racing, Inc.
filed 2010-02-17
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Dec. 31, 2009

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-144504

KAT Racing, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4057712
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3277 Meade Ave. Suite 3A
Las Vegas, NV 89102	89102
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 525-2024

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of February 12, 2010, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009 (unaudited) and September 30, 2009

C O N T E N T S

Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009	5

Statements of Operations for the three months ended December 31, 2009 and 2008 and for the period from December 5, 2005 (Inception) through December 31, 2009 (unaudited)	6

Statement of Stockholders’ Equity (Deficit) from inception (December 5, 2005) through December 31, 2009 (unaudited)	7

Statements of Cash Flows for the three months ended December 31, 2009 and 2008, and the period from inception (December 5, 2005) to December 31, 2009 (unaudited)	8

Notes to the Unaudited Financial Statements	9

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	September 30,
	2009	2009
	(unaudited)
CURRENT ASSETS

Cash	$1,273	$559

Total Current Assets	1,273	559

TOTAL ASSETS	$1,273	$559

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$3,570	$500
Advances payable-related party	28,478	24,228

Total Current Liabilities	32,048	24,728

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value;
5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	101,432	101,037
Deficit accumulated during the development stage	(137,956)	(130,955)

Total Stockholders' Deficit	(30,775)	(24,169)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$1,273	$559

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	6,606	675	134,025

Total Operating Expenses	6,606	675	134,025

OTHER INCOME (EXPENSE)

Interest expense	(395)	(344)	(3,931)

LOSS BEFORE INCOME TAXES	(7,001)	(1,019)	(137,956)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,001)	$(1,019)	$(137,956)

NET LOSS PER SHARE (BASIC AND FULLY DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are a integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.00375 per share	4,000,000	4,000	11,000	-	15,000

Common stock issued for services	300,000	300	-	-	300

Common stock issued for
cash at $0.05 per share	1,049,000	1,049	51,401	-	52,450

Common stock issued for contributed capital	400,000	400	35,100	-	35,500

Net loss from inception
through September 30, 2006	-	-	-	(14,420)	(14,420)

Balance, September 30, 2006	5,749,000	5,749	97,501	(14,420)	88,830

Imputed interest on related party payable	-	-	1,010	-	1,010

Net loss for the year
ended September 30, 2007	-	-	-	(105,271)	(105,271)

Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable	-	-	1,152	-	1,152

Net loss for the year ended
September 30, 2008	-	-	-	(9,682)	(9,682)

Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)

Imputed interest on related party payable	-	-	1,374	-	1,374

Net loss for the year ended
September 30, 2009	-	-	-	(1,582)	(1,582)

Balance, September 30, 2009	5,749,000	5,749	101,037	(130,955)	(24,169)

Imputed interest on related party
payable (unaudited)	-	-	395	-	395

Net loss for the three months ended
December 31, 2009 (unaudited)	-	-	-	(7,001)	(7,001)

Balance, December 31, 2009 (unaudited)	5,749,000	$5,749	$101,432	$(137,956)	$(30,775)

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(7,001)	$(1,019)	$(137,956)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	395	344	3,931
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	4,070	-	4,570

Net Cash Used in Operating Activities	(2,536)	(675)	(129,155)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	3,250	650	27,478
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	35,500

Net Cash Provided by Financing Activities	3,250	650	130,428

NET INCREASE (DECREASE) IN CASH	714	(25)	1,273

CASH AT BEGINNING OF PERIOD	559	267	-

CASH AT END OF PERIOD	$1,273	$242	$1,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 (unaudited)

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2009 (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $28,478 as of December 31, 2009 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense in the amount of $395 as additional paid in capital.

NOTE 5 – SEBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through February 15, 2010 and there are no material subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

Kat Racing designs, manufactures, markets, sells and distributes custom off-road racing and recreational vehicles. We strive to join leaders in the industry, developing and innovating so as to proffer our customers cost-efficient high quality custom-built, off-road racing and recreational vehicles. We test our parts in real-world conditions to insure high quality cars and products. We race what we sell. Our vehicles are assembled by our affiliate Kat Metal Worx, Inc. Kat Metal Worx is 100% owned by Kenny Thatcher who is the President of Kat Racing. The arrangement between Kat Metal Worx and Kat Racing is as follows. Kat Racing pays for the parts and materials to build the car. Kat Metal Worx builds all of the cars. There is no mark up on the materials or parts. Kat Racing then markets the products. The profits from the sales are split 50/50 between Kat Racing and Kat Metal Worx. Kat Metal Worx, Inc. will not charge for any labor or overhead in building a car. From time to time we may utilize the services of other companies or individuals to assemble our vehicles.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $7,001 for the three months ended Dec. 31, 2009, compared with a net loss of $1,019 for the three months ended Dec. 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on Sept. 30, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Dec. 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Dec. 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of Dec. 31, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Dec. 31, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2009:

(1)

Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)

Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)

Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended Dec. 31, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Dec. 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended Sept. 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Feb. 15, 2010

KAT Racing, Inc.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer