Form 10-Q
period 2010-03-31
KAT Racing, Inc.
filed 2010-05-14
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010 and September 30, 2009

C O N T E N T S

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Stockholders’ Deficit (unaudited)

6

Statements of Cash Flows (unaudited)

7

Notes to the Financial Statements (unaudited)

8

KAT RACING, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

	March 31,	September 30,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$762	$559

Total Current Assets	762	559

TOTAL ASSETS	$762	$559

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$-	$500
Advances payable-related party	36,478	24,228

Total Current Liabilities	36,478	24,728

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	101,887	101,037
Deficit accumulated during the development stage	(143,352)	(130,955)

Total Stockholders' Deficit	(35,716)	(24,169)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$762	$559

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception on December 5,
	For the Three Months Ended		For the Six Months Ended		2005 Through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	4,941	1,463	11,547	2,138	138,966

Total Operating Expenses	4,941	1,463	11,547	2,138	138,966

OTHER INCOME (EXPENSE)
Interest expense	(455)	(344)	(850)	(687)	(4,386)

LOSS BEFORE INCOME TAXES	(5,396)	(1,807)	(12,397)	(2,825)	(143,352)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,396)	$(1,807)	$(12,397)	$(2,825)	$(143,352)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000	5,749,000	5,749,000

The accompanying notes are a integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.00375 per share	4,000,000	4,000	11,000	-	15,000

Common stock issued for services	300,000	300	-	-	300

Common stock issued for
cash at $0.05 per share	1,049,000	1,049	51,401	-	52,450

Common stock issued for contributed capital	400,000	400	35,100	-	35,500

Net loss from inception
through September 30, 2006	-	-	-	(14,420)	(14,420)

Balance, September 30, 2006	5,749,000	5,749	97,501	(14,420)	88,830

Imputed interest on related party payable	-	-	1,010	-	1,010

Net loss for the year
ended September 30, 2007	-	-	-	(105,271)	(105,271)

Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable	-	-	1,152	-	1,152

Net loss for the year ended
September 30, 2008	-	-	-	(9,682)	(9,682)

Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)

Imputed interest on related party payable	-	-	1,374	-	1,374

Net loss for the year ended
September 30, 2009	-	-	-	(1,582)	(1,582)

Balance, September 30, 2009	5,749,000	5,749	101,037	(130,955)	(24,169)

Imputed interest on related party
payable (unaudited)	-	-	850	-	850

Net loss for the six months ended
March 31, 2010 (unaudited)	-	-	-	(12,397)	(12,397)

Balance, March 31, 2010 (unaudited)	5,749,000	$5,749	$101,887	$(143,352)	$(35,716)

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			on December 5,
	For the Six Months Ended		2005 Through
	March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(12,397)	$(2,825)	$(143,352)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	850	687	4,386
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(500)	-	-

Net Cash Used in Operating Activities	(12,047)	(2,138)	(138,666)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	12,250	2,080	36,478
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	35,500

Net Cash Provided by Financing Activities	12,250	2,080	139,428

NET INCREASE (DECREASE) IN CASH	203	(58)	762

CASH AT BEGINNING OF PERIOD	559	267	-

CASH AT END OF PERIOD	$762	$209	$762

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 are not necessarily indicative of the operating results for the full years.

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $36,478 as of March 31, 2010 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 6% on the payable as additional paid in capital.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through May 10, 2010, the date the financial statements were issued, and there are no material subsequent events to report.

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

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $5,396 for the three months ended March 31, 2010, compared with a net loss of $1,807 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on September 30, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Mar. 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Mar. 31, 2010.

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

As of March 31, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Mar. 31, 2010:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended March 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended September 30, 2009.

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

(b)

REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 7, 2010

KAT Racing, Inc.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer