Form 10-Q
period 2010-06-30
KAT Racing, Inc.
filed 2010-08-23
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-144504

KAT Racing, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4057712
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10120 West Flamingo Rd, Suite 4-240
Las Vegas, NV 89147	89147
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 20, 2010, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2010 and September 30, 2009

C O N T E N T S

Balance Sheets

4

Statements of Operations

5

Statements of Stockholders’ Equity

6

Statements of Cash Flows

7

Notes to the Financial Statements

8

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	September 30,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$-	$559

Total Current Assets	-	559

TOTAL ASSETS	$-	$559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$500
Advances payable-related party	36,487	24,228

Total Current Liabilities	36,487	24,728

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	104,403	101,037
Deficit accumulated during the development stage	(146,639)	(130,955)

Total Stockholders' Equity (Deficit)	(36,487)	(24,169)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$559

The accompanying notes are an integral part of these financial statements.
(please format this to appear on the same page as the statements)

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on December 5,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	2,771	1,463	14,318	2,138	141,737

Total Operating Expenses	2,771	1,463	14,318	2,138	141,737

OTHER INCOME (EXPENSE)

Interest expense	(516)	(344)	(1,366)	(687)	(4,902)

LOSS BEFORE INCOME TAXES	(3,287)	(1,807)	(15,684)	(2,825)	(146,639)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,287)	$(1,807)	$(15,684)	$(2,825)	$(146,639)

BASIC LOSS PER SHARE	$0	$0	$0	$0

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000	5,749,000	5,749,000

The accompanying notes are a integral part of these financial statements.
(see above)

KAT RACING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.00375 per share	4,000,000	4,000	11,000	-	15,000

Common stock issued for services	300,000	300	-	-	300

Common stock issued for
cash at $0.05 per share	1,049,000	1,049	51,401	-	52,450

Common stock issued for contributed capital	400,000	400	35,100	-	35,500

Net loss from inception
through September 30, 2006	-	-	-	(14,420)	(14,420)

Balance, September 30, 2006	5,749,000	5,749	97,501	(14,420)	88,830

Imputed interest on related party payable	-	-	1,010	-	1,010

Net loss for the year
ended September 30, 2007	-	-	-	(105,271)	(105,271)

Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable	-	-	1,152	-	1,152

Net loss for the year ended
September 30, 2008	-	-	-	(9,682)	(9,682)

Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)

Imputed interest on related party payable	-	-	1,374	-	1,374

Net loss for the year ended
September 30, 2009	-	-	-	(1,582)	(1,582)

Balance, September 30, 2009	5,749,000	5,749	101,037	(130,955)	(24,169)

Imputed interest on related party
payable	-	-	1,366	-	1,366

Contributed Capital			2,000		2,000

Net loss for the nine months ended
June 30, 2010 (unaudited)	-	-	-	(15,684)	(15,684)

Balance, June 30, 2010 (unaudited)	5,749,000	$5,749	$104,403	$(146,639)	$(36,487)

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on December 5,
	For the Nine Months Ended		2005 Through
	June 30,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(15,684)	$(2,825)	$(146,639)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	1,366	687	4,902
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(491)	(1,064	9

Net Cash Used in Operating Activities	(14,809)	(3,202)	(141,428)

	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	12,250	2,500	36,478
Common stock issued for cash	-		67,450
Contributed capital	2,000	1,030	37,500

Net Cash Provided by Financing Activities	14,250	3,530	141,428

NET INCREASE (DECREASE) IN CASH	(559)	328	-

CASH AT BEGINNING OF PERIOD	559	267	-

CASH AT END OF PERIOD	$-	$595	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010 and September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010 and September 30, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $36,487 as of June 30, 2010 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 6% on the payable as additional paid in capital.

NOTE 5 – SUBSEQUENT EVENTS

Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $3,287 for the three months ended June 30, 2010, compared with a net loss of $1,807 for the three months ended June 30, 2009.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

As of June 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 23, 2010

KAT Racing, Inc.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer