Form 10-K
period 2010-09-30
KAT Racing, Inc.
filed 2011-01-28
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended Sept. 30, 2010

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

Yes      . No  X .

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No       .

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No       .

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

Yes      . No  X .

          For the year ended Sept. 30, 2010, the issuer had no revenues.

          As of Sept. 30, 2010, there was no trading market for the issuer’s common stock, $.001 par value.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 18, 2011 was 5,749,000 shares.

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

Employees

At Sept. 30, 2010, the Company has 2 employee, the Company’s officer and director, who devotes part time efforts to the Company and whom has not taken any salary as of Sept. 30, 2009.  None of its employees were represented by a collective bargaining arrangement.

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

OUR OFFICERS AND DIRECTORS PROVIDE SERVICES TO US ON A PART-TIME BASIS AND HAVE NO EXPERIENCE MANAGING A PUBLIC COMPANY.  AS A RESULT, WE MAY BE UNABLE TO SELL THE SHARES IN THIS OFFERING, DEVELOP OUR BUSINESS AND MANAGE OUT PUBLIC REPORTING REQUIRMENTS.

Our operations depend on the efforts of Kenny Thatcher and Julie Bauman our officers, directors and employees.  They have no experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to offer and sell the shares in this offering, develop our business and manage our public reporting requirements.  We cannot guarantee you that we will overcome any such obstacle.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

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

(b) Holders. As of Sept. 30, 2010, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

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

 (ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $21,529 for the year ended Sept. 30, 2010, as compared to a net loss of $1,582 for 2009. From the date of inception December 5, 2005, to September 30, 2010, the Company lost a total of $ 152,484. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of Sept. 30, 2010, the Company had cash of $2,725 compared to cash of $559 as Sept. 30, 2009.

For the most recent fiscal year, 2010, the Company incurred a loss in the amount of $21,529 and $1,582 for 2009. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from Dec. 5, 2005 (date of inception) through Sept. 30, 2010, the Company has incurred an accumulated net loss of $152,484 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2010.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Sept. 30, 2010, the company was authorized to issue 70,000,000 shares of common stock.

Commitments

We do not have any commitments as of Sept. 30, 2010.

Off-Balance Sheet Arrangements

As of Sept. 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITE M 9A(T).	CONTROLS AND PROCEDURES.

          (a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of Sept. 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, in that the Company was unable to determine that the filing included all required disclosures without the assistance of our auditors. In addition the Company did not have sufficient segregation of duties due to the limited resources available.

        (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of Sept. 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and determined that the controls were not effective due to staffing limitations. Previously attached as exhibits to the Annual Report on Form 10-K were the certifications of our CEO and CFO (chief financial officer), which are required by Rule 13a-14 of the Act. These certifications are again attached hereto. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the CEO and CFO. As previously stated, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, in that the Company was unable to determine that the filing included all required disclosures without the assistance of our auditors. In addition the Company did not have sufficient segregation of duties due to the limited resources available.

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

The following table sets forth information concerning our officers and directors as of Sept. 30, 2010:

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

Kenny Thatcher and Julie Bauman are our sole officers and directors.  They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Sept. 30, 2010 and 2009. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of Sept. 30, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Sept. 30, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Kenny Thatcher and Julie Bauman. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

M & K CPA’s PLLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by M & K CPA’s for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,250 for the fiscal years ended Sept. 30, 2010 and 2009.

Audit-Related Fees

There were no fees billed by M & K CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended Sept. 30, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed by M&K CPA’s for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended Sept. 30, 2010 and 2009, respectively.

All Other Fees

There were no fees billed by M&K CPA’s for other products and services for the fiscal years ended Sept. 30, 2010 and 2009, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

          (a) The following documents are filed as part of this Report:

          1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (2010 and 2009)

•	Balance Sheets at Sept. 30, 2010 and 2009

•	Statements of Operations for the years ended Sept. 30, 2010 and 2009 and for the cumulative period from Dec. 5, 2005 (Date of Inception) to Sept. 30, 2010

•	Statements of Changes in Shareholders’ Deficiency for the period from Dec. 5, 2005 (Date of Inception) to Sept. 30, 2010

•	Statements of Cash Flows for the years ended Sept. 30, 2010 and 2009, and for the cumulative period from Dec. 5, 2005 (Date of Inception) to Sept. 30, 2010

•	Notes to Financial Statements

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

*Included herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Racing, Inc.

We have audited the accompanying balance sheets of Kat Racing, Inc. (the “Company”) (a development stage company) as of September 30, 2010 and 2009 and the related statements of operations, shareholders' equity (deficit) and cash flows for the twelve month periods then ended and the period from inception (December 5, 2005) through September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kat Racing, Inc. as of September 30, 2010 and 2009 and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 18, 2011

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	September 30,
	2010	2009

CURRENT ASSETS

Cash	$2,725	$559

Total Current Assets	2,725	559

TOTAL ASSETS	$2,725	$559

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$99	$500
Accounts payable-related party	44,773	24,228

Total Current Liabilities	44,872	24,728

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value;
5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	104,588	101,037
Deficit accumulated during the development stage	(152,484)	(130,955)

Total Stockholders' Deficit	(42,147)	(24,169)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$2,725	$559

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	4,705	208	131,964
Profession Fees –Legal	3,500	-	3,500
Professional Fees	4,073	-	4,073
Professional Fees-Accounting	7,700	-	7,700

Total Operating Expenses	19,978	208	147,237

OTHER INCOME (EXPENSE)

Interest expense	(1,551)	(1,374)	(5,087)

LOSS BEFORE INCOME TAXES	(21,529)	(1,582)	(152,484)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(21,529)	$(1,582)	$(152,484)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.00375 per share	4,000,000	4,000	11,000	-	15,000

Common stock issued for services	300,000	300	-	-	300

Common stock issued for
cash at $0.05 per share	1,049,000	1,049	51,401	-	52,450

Common stock issued for
contributed capital	400,000	400	35,100	-	35,500

Net loss from inception
through September 30, 2006	-	-	-	(14,420)	(14,420)

Balance, September 30, 2006	5,749,000	5,749	97,501	(14,420)	88,830

Imputed interest on related party payable	-	-	1,010	-	1,010

Net loss for the year
ended September 30, 2007	-	-	-	(105,271)	(105,271)

Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable	-	-	1,152	-	1,152

Net loss for the year ended
September 30, 2008	-	-	-	(9,682)	(9,682)

Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)

Imputed interest on related party payable	-	-	1,374	-	1,374

Net loss for the year ended
September 30, 2009	-	-	-	(1,582)	(1,582)

Balance, September 30, 2009	5,749,000	5,749	101,037	(130,955)	(24,169)

Contributed Capital	-	-	2,000	-	2,000

Imputed Interest on related party payable	-	-	1,551	-	-

Net Loss for the year ended
Sept. 30, 2010	-	-	-	(21,529)	(21,529)

Balance, September 30, 2010	5,749,000	$5,749	$104,588	$(152,484)	$(42,147)

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(21,529)	$(1,582)	$(152,484)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	1,551	1,374	5,087
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(401)	500	99

Net Cash Used in Operating Activities	(20,379)	(292)	(146,998)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Borrowing from related parties	20,545	-	44,773
Common stock issued for cash	-	-	67,450
Contributed capital	2,000	-	37,500

Net Cash Provided by Financing Activities	22,545	-	149,723

NET DECREASE IN CASH	2,166	292	2,725

CASH AT BEGINNING OF PERIOD	559	267	-

CASH AT END OF PERIOD	$2,725	$559	$2,725

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010 and 2009.

	(Loss)	Shares	Basic (Loss) Per Share
	(Numerator)	(Denominator)	Amount

For the Year Ended:

September 30, 2010	$(21,529)	5,749,000	$(0.00)
September 30, 2009	$(1,582)	5,749,000	$(0.00)

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended September 30, 2010 and 2009.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

1.

Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2010 and 2009.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  There were no cash equivalents as of September 30, 2010 or 2009.

Income Taxes

The Company provides for income taxes in accordance with FASB ASC 740-10, which require the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	September 30,	September 30,
	2010	2009
Income tax expense at statutory rate	$8,396	$6,17
Common stock issued for services	-0-	-0-
Valuation allowance	(8,396)	(6,17)

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	September 30,	September 30,
	2010	2009

Deferred tax asset	$59,469	$51,026
Valuation allowance	(59,469)	(51,026)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $152,484 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  Net operating loss carry forwards begin to expire in 2025.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

1.

Summary of Significant Accounting Policies (Continued)

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

Stock-based compensation.

For the fiscal year ended September 30, 2010, the Company had not issued any shares for services.

The Company adopted FASB guidance concerning share based payments effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10-30-2

Warranty and Product Liability Reserve

The Company will maintain a reserve for the estimated value of the parts and services to be delivered under its warranty agreements and the estimated uninsured product liability. The initial reserve will be 5% of sales. After one year the Company will estimate the accrual to the reserve based upon historical rates of claims made by customers as a percentage of sales of its off road cars. The Company has not yet realized sales of its off road cars. Accordingly, the Company has not recorded a reserve for warranty and product liability as of September 30, 2010 or 2009. The Company will begin accruing the warranty and product liability reserve when sales of off roads cars commence.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments as of September 30, 2010 and 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, and related party payables.

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

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

1.

Summary of Significant Accounting Policies (Continued)

The following table presents assets that are measured and recognized at fair values as of September 30, 2010 and 2009 on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

Total Gains (Losses):  None

Development Stage Company

The Company is considered a development stage company, having no operating revenues during the period presented, as defined by FASB standards.  The standard requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as December 5, 2005.  Since inception, the Company has incurred a net loss of $152,484. Management has provided financial data since December 5, 2005, “Inception”, in the financial statements.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of September 30, 2010 and 2009, there were no deposits in excess of federally insured limits.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

1.

Summary of Significant Accounting Policies (Continued)

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2010 and for the quarter and nine month period ended September 30, 2010, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

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

2.

COMMON STOCK

On December 5, 2005, the Company received $15,000 from its founders for 4,000,000 shares of its common stock in order to establish the Company. On December 27, 2005, the Company issued 300,000 shares of its common stock for services.  The stock was valued at $0.001 per share.  On the same date, the Company also issued 400,000 shares of its common stock in exchange for contributed capital valued at $37,500.  On August 13, 2006, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under.  The Company sold 1,049,000 shares of its $0.001 par value common stock at a price of $0.05 per share for $52,450 in cash.  There were no common stock sales or other transactions that took place between September 30, 2006 and September 30, 2010.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

3.

RELATED PARTY TRANSACTIONS

The Company had received $44,773 as of September 30, 2010 ($24,228 at September 30, 2009) as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand.  The Company has recorded imputed interest expense of $1,551 on the payable as additional paid in capital.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $152,484 as of September 30, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  The preceding raises substantial doubt about the Company’s ability to continue as a going concern.

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

5.

SUBSEQUENT EVENTS

There were no reportable subsequent events from September 30, 2010 through the date this report is filed.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kat Racing, Inc.

Date: Jan. 18, 2011

By: Julie Bauman

Julie Bauman, Secretary

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: Jan. 18, 2011

By: Kenny Thatcher

Kenny Thatcher, President and Director
(Principal Executive Officer)

Date: Jan 18, 2011

By: Julie Bauman

Julie Bauman, Chief Financial Officer
(Principal Financial and Accounting Officer)