Form 10-Q
period 2010-12-31
KAT Racing, Inc.
filed 2011-02-22
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X  . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Dec. 31, 2010

      . Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-144504

KAT Racing, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4057712
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6070 Duncan Dr.
Las Vegas, NV 89108	89108
(Address of principal executive offices)	(Zip Code)

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

Yes      . No   X  .

As of Feb. 15, 2011, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010 (unaudited) and September 30, 2010

C O N T E N T S

Pages

Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010	4

Statements of Operations for the three months ended
December 31, 2010 and 2009 (unaudited) and for the period from
inception (Dec. 5, 2005) through December 31, 2010 (unaudited)	5

Statements of Cash Flows for the three months ended
December 31, 2010 and 2009 (unaudited) and for the period from
inception (Dec. 5, 2005) through December 31, 2010 (unaudited)	6

Notes to the Financial Statements as of
December 31, 2010 (unaudited)	7

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	September 30,
	2010	2010
	(unaudited)
CURRENT ASSETS

Cash	$2,620	$2,725

Total Current Assets	2,620	2,725

TOTAL ASSETS	$2,620	$2,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	99	99
Advances payable-related party	$46,273	$44,773

Total Current Liabilities	46,372	44,872

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	105,271	104,588
Deficit accumulated during the development stage	(154,772)	(152,484)

Total Stockholders' Equity (Deficit)	(43,752)	(42,147)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,620	$2,725

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	-	-	-
COST OF SALES	-	-	-
GROSS MARGIN	$-	$-	$-

OPERATING EXPENSES

General and administrative	1,605	6,606	149,002

Total Operating Expenses	1,605	6,606	149,002

OTHER INCOME (EXPENSE)

Interest expense	(683)	(395)	(5,770)

LOSS BEFORE INCOME TAXES	(2,288)	(7,001)	(154,772)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,288)	$(7,001)	$(154,772)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are an integral part of these financials statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(2,288)	$(7,001)	$(154,772)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	683	395	5,770
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	4,070	99

Net Cash Used in Operating Activities	(1,605)	(2,536)	(148,603)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	1,500	3,250	46,273
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	1,500	3,250	151,223

NET INCREASE (DECREASE) IN CASH	(105)	714	2,620

CASH AT BEGINNING OF PERIOD	2,725	559	-

CASH AT END OF PERIOD	$2,620	$1,273	$2,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $46,273 as of December 31, 2010 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 6% in the amount of $693 as additional paid in capital.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $1,605 for the three months ended Dec. 31, 2010, compared with a net loss of $7,001 for the three months ended Dec. 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on Sept. 30, 2010 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended Sept. 30, 2010.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Feb. 15, 2011

KAT Racing, Inc.
Registrant

By:/s/Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer