Form 10-Q
period 2011-03-31
KAT Racing, Inc.
filed 2011-05-13
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X  .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

       .

Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-144504

KAT Racing, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4057712
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10120 W. Flamingo Rd. Suite 4-240
Las Vegas, NV	89147
(Address of principal executive offices)	(Zip Code)

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

Yes      . No   X  .

As of May 11, 2011, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

C O N T E N T S

Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	5

Statements of Operations for the three and six months ended
March 31, 2011 and 2010 (unaudited) and for the period from
inception (Dec. 5, 2005) through March 31, 2011 (unaudited)	6

Statements of Cash Flows for the six months ended
March 31, 2011 and 2010 (unaudited) and for the period from
inception (Dec. 5, 2005) through March 31, 2011 (unaudited)	7

Notes to the Financial Statements as of
March 31, 2011 (unaudited)	8

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	September 30,
	2011	2010
	(unaudited)
CURRENT ASSETS

Cash	$64	$2,725

Total Current Assets	64	2,725

TOTAL ASSETS	$64	$2,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	-	99
Advances payable-related party	$48,773	$44,773

Total Current Liabilities	48,773	44,872

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	106,053	104,588
Deficit accumulated during the development stage	(160,511)	(152,484)

Total Stockholders' Equity (Deficit)	(48,709)	(42,147)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$64	$2,725

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					December 5,
	For the Three Months Ended		For the Six Months Ended		2005 (Inception) Through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	4,957	4,941	6,562	11,547	154,058

Total Operating Expenses	4,957	4,941	6,562	11,547	154,058

OTHER INCOME (EXPENSE)

Interest expense	(782)	(455)	(1,465)	(850)	(6,453)

LOSS BEFORE INCOME TAXES	(5,739)	(5,396)	(8,027)	(12,397)	(160,511)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,739)	$(5,396)	(8,027)	$(12,397)	$(160,511)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	5,749,000	5,749,000	5,749,000	5,749,000

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From on December 5, 2005 (Inception) Through March 31,
	For the Six Months Ended March 31,

	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(8,028)	$(12,397)	$(160,511)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock based compensation	-	-	300
Imputed interest	1,465	850	6,552
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(99)	(500)	-

Net Cash Used in Operating Activities	(6,661)	(12,047)	(153,659)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	4,000	12,250	48,773
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	4,000	12,250	153,723

NET INCREASE (DECREASE) IN CASH	(2,661)	203	64
CASH AT BEGINNING OF PERIOD	2,725	559	-

CASH AT END OF PERIOD	$64	$762	$64

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2010 and March 31, 2011, there were no cash equivalents.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30 and March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning afterJune 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010- 11 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received accumulated borrowings of $48,773 and $44,773 as of March 31, 2011and September 30, 2010, respectively as an advance from related parties to fund ongoing operations. The related party payable is non-interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 6% in the amount of $1,465 as additional paid in capital for the six months ended March 31, 2011.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $5,739 and $8,027 for the three and six months, respectively, ended March 31, 2011 compared with a net loss of $5,396 and $12,397 for the three and sixth months , respectively, ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

As at March 31, 2011, the Company’s cash balance and total assets were $64 compared to $2,725 as atSeptember 30, 2010. The decrease in cash and total assets were attributed to the fact that the Company incurred cash to settle outstanding obligations during the fiscal year and did not raise any new equity financing.

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

As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 11, 2011

KAT Racing, Inc.
Registrant

By:/s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer