Form 10-Q/A
period 2011-03-31
KAT Racing, Inc.
filed 2011-05-27
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes  X . No      .

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 26, 2011

KAT Racing, Inc.
Registrant

By:/s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer