Form 10-Q
period 2011-06-30
KAT Racing, Inc.
filed 2011-08-22
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 18, 2011, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2011(unaudited) and September 30, 2010 (audited)

C O N T E N T S

Balance Sheets as of June 30, 2011(unaudited) and September 30, 2010	5

Statements of Operations for the three and nine months ended June 30, 2011 and 2010 (unaudited) and for the period from Inception (Dec. 5, 2005) through June 30, 2011 (unaudited)	6

Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 (unaudited) and for the period from Inception (Dec. 5, 2005) through June 30, 2011 (unaudited)	9

Notes to the Financial Statements as of June 30, 2011 (unaudited)	10

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	September 30,
	2011	2010
	(unaudited)
CURRENT ASSETS

Cash	$3,549	$2,725

Total Current Assets	3,549	2,725

TOTAL ASSETS	$3,549	$2,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$99
Advances payable-related party	56,573	44,773

Total Current Liabilities	56,573	44,773

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;70,000,000 shares authorized, 5,749,000 shares issued and outstanding	5,749	5,749
Additional paid-in capital	106,868	104,588
Deficit accumulated during the development stage	(165,641)	(152,484)

Total Stockholders' Equity (Deficit)	(53,024)	(42,147)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,549	$2,725

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on December 5,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2010

REVENUES	$4,893	$-	$4,893	$-	$4,893
COST OF SALES	-	-	-	-	-
GROSS MARGIN	4,893	-	4,893	-	4,893

OPERATING EXPENSES

General and administrative	9,208	2,771	15,770	14,318	163,167

Total Operating Expenses	9,208	2,771	15,770	14,318	163,167

OTHER INCOME (EXPENSE)

Interest expense	(815)	(516)	(2,280)	(1,366)	(7,367)

LOSS BEFORE INCOME TAXES	(5,130)	(3,287)	(13,157)	(15,684)	(165,641)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,130)	$(3,287)	$(13,157)	$(15,684)	$(165,641)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,749,000	5,749,000	5,749,000	5,749,000

The accompanying notes are a integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on December 5,
	For the Nine Months Ended		2005 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(13,157)	$(15,684)	$(165,641)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	2,280	1,366	7,367
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(99)	(491)	-

Net Cash Used in Operating Activities	(10,976)	(14,809)	(157,974)

FINANCING ACTIVITIES

Borrowing from related parties	11,800	12,250	56,573
Common stock issued for cash	-		67,450
Contributed capital	-	2,000	37,500

Net Cash Provided by Financing Activities	11,800	14,250	161,523

NET INCREASE (DECREASE) IN CASH	(824)	(559)	3,549

CASH AT BEGINNING OF PERIOD	2,725	559	-

CASH AT END OF PERIOD	$3,549	$-	$3.549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011 and September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 are not necessarily indicative of the operating results for the full years.

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

Revenue Recognition

The Company will recognize revenue only when the price is fixed and determinable, persuasive evidence of an arrangement has exists, the service has been provided, and collectability is assured.

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011 and September 30, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2010 and June 30, 2011, there were no cash equivalents.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30 and June 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011 and September 30, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011 and September 30, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $56,573 as of June 30, 2011 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 6% on the payable as additional paid in capital.   Since inception the Company has recorded a total of $7,367 of imputed interest.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $5,130 for the three months ended June 30, 2011, compared with a net loss of $3,287 for the three months ended June 30, 2010. The Company incurred a net loss of $13,157 for the nine months ended June 30, 2011, compared with a net loss of $2,825 for the nine months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

As at June 30, 2011, the Company’s cash balance and total assets were $3,549 compared to $2,725 as of September 30, 2010. The increase in cash and total assets were attributed to the fact that the Company continued to increase its related party notes in addition to the generation of income in the nine months ended June 30, 2011.

The financial statements as of and for the period ended on September 30, 2010 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 18, 2011

KAT Racing, Inc.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer