Form 10-K
period 2011-09-30
KAT Racing, Inc.
filed 2012-02-21
CIK 1377167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

For the year ended September 30, 2011, the issuer had related party income of $16,410.

The Company’s common stock, $.001 par value is traded on the OTCBB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of February 14, 2012 was 5,749,000 shares.

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

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Kat Racing designs, manufactures, markets, sells and distributes custom off-road racing.

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

Employees

At September 30, 2011, the Company had 1 employee, the Company’s officer and director, who devotes part time efforts to the Company and whom has not taken any salary as of September 30, 2011.  None of its employees were represented by a collective bargaining arrangement.

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

OUR OFFICERS AND DIRECTORS PROVIDE SERVICES TO US ON A PART-TIME BASIS AND HAVE NO EXPERIENCE MANAGING A PUBLIC COMPANY.  AS A RESULT, WE MAY BE UNABLE TO SELL THE SHARES IN THIS OFFERING, DEVELOP OUR BUSINESS AND MANAGE OUT PUBLIC REPORTING REQUIREMENTS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is trading on the OTC:BB.  No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of September 30, 2011, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

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

To date we have not implemented our fully planned principal operations.   The continued realization of sales revenues in the next 12 months is important in the execution of the plan of operations.  However, we cannot guarantee that it will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

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

 (ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $33,847 for the year ended September 30, 2011, as compared to a net loss of $21,529 for 2010. From the date of inception December 5, 2005, to September 30, 2011, the Company lost a total of $ 186,331. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company and with its minimal revenue. As of September 30, 2011, the Company had a cash of $2,673 compared to cash of $2,725 as September 30, 2010.

For the most recent fiscal year, 2011, the Company incurred a loss in the amount of $33,847 and $21,529 for 2010. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from December 5, 2005 (date of inception) through September 30, 2011, the Company has incurred an accumulated net loss of $186,331 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2011.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of September 30, 2011, the company was authorized to issue70,000,000 shares of common stock.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

 We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

1.

We did not maintain appropriate cash controls – As of September 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.

We did not implement appropriate information technology controls – As at September 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2011:

Name	Age	Position	Period of Service(1)
Kenny Thatcher	34	President, Director	Since December 2005
Julie Bauman	37	Secretary, Treasurer, Director	Since December 2005

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

Background of Directors, Executive Officers, Promoters and Control Persons

Kenny Thatcher

President and Director - Mr. Thatcher’s the owner/fabricator for Kat Metal Worx, Inc.  He learned how to fabricate and weld back in high school. He attended a trade school that taught him how to work with fabricate and weld metal. In 1995 he graduated high school and started work with RAMM Corp. There he put his skills to work welding and fixing large machinery. In 1997 he went to work with Cashman Equipment as a welder and mechanic for large machinery. In 1999 he started work with Clark County doing maintenance. He continued to use his skills fabricating and welding in different jobs that would arise. In 2001 he went to work for Patrick signs where he was able to put his artistic talent to work. He designed, fabricated and welded signs for many companies around town. In August 2003 he started his own company called Kat Metal Worx, Inc. His company specializes in designing, fabricating and building off road racecars, sand dune buggies and pre-runners. His shop has grown from himself to a crew of four employees with a waiting list to get your car built or fixed.  In December 2005, he started Kat Racing, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended September 30, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Kenny Thatcher and Julie Bauman are our sole officers and directors.  They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the years ended September 30, 2011 and 2010. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 30, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

M & K CPA’s is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by M & K CPA’s for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,250 for the fiscal years ended September 30, 2011 and 2010.

Audit-Related Fees

There were no fees billed by M & K CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by M&K CPA’s for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2011 and 2010, respectively.

All Other Fees

There were no fees billed by M&K CPA’s for other products and services for the fiscal years ended September 30, 2011 and 2010, respectively.

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

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at September 30, 2011 and 2010

•

Statements of Operations for the years ended September 30, 2011 and 2010and for the cumulative period from December 5, 2005 (Date of Inception) to September 30, 2011

•

Statements of Changes in Shareholders’ Deficiency for the period from December 5, 2005 (Date of Inception) to September 30, 2011

•

Statements of Cash Flows for the years ended September 30, 2011 and 2010, and for the cumulative period from December 5, 2005 (Date of Inception) to September 30, 2011

•

Notes to Financial Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Racing, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Kat Racing, Inc.  (a development stage company) as of September 30, 2011 and 2010 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2011and 2010 and the period from December 5, 2005 (inception) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kat Racing, Inc., as of September 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a working capital deficit and incurred an accumulated net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 14, 2012

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	September 30,
	2011	2010

CURRENT ASSETS

Cash	$2,673	$2,725

Total Current Assets	2,673	2,725

TOTAL ASSETS	$2,673	$2,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,114	$99
Related party note payable	71,887	44,773

Total Current Liabilities	74,001	44,872

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value;5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value; 70,000,000 shares authorized, 5,749,000 shares issued and outstanding	5,749	5,749
Additional paid-in capital	109,254	104,588
Deficit accumulated during the development stage	(186,331)	(152,484)

Total Stockholders' Equity (Deficit)	(71,328)	(42,147)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,673	$2,725

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2011	2010	2011

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	16,048	4,705	148,012
Profession Fees –Legal	-	3,500	3,500
Professional Fees	29,543	4,073	33,776
Professional Fees-Accounting	-	7,700	7,700

Total Operating Expenses	45,591	19,978	192,988

OTHER INCOME (EXPENSE)

Related Party Income	16,410	-	16,410
Interest expense	(4,666)	(1,551)	(9,753)

NET OTHER INCOME (EXPENSE)	11,744	(1,551)	6,657

NET LOSS	$(33,847)	$(21,529)	$(186,331)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are a integral part of these financials statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for cash at $0.00375 per share	4,000,000	4,000	11,000	-	15,000

Common stock issued for services	300,000	300	-	-	300

Common stock issued for cash at $0.05 per share	1,049,000	1,049	51,401	-	52,450

Common stock issued for contributed capital	400,000	400	35,100	-	35,500

Net loss from inception through September 30, 2006	-	-	-	(14,420)	(14,420)

Balance, September 30, 2006	5,749,000	5,749	97,501	(14,420)	88,830
Imputed interest on related party payable	-	-	1,010	-	1,010

Net loss for the year ended September 30, 2007	-	-	-	(105,271)	(105,271)

Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable	-	-	1,152	-	1,152

Net loss for the year ended September 30, 2008	-	-	-	(9,682)	(9,682)

Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)
Imputed interest on related party payable	-	-	1,374	-	1,374

Net loss for the year ended September 30, 2009	-	-	-	(1,582)	(1,582)

Balance, September 30, 2009	5,749,000	5,749	101,037	(130,955)	(24,169)
Contributed Capital	-	-	2,000	-	2,000
Imputed interest on related party payable	-	-	1,551	-	1,551

Net Loss for the year ended September 30, 2010	-	-	-	(21,529)	(21,529)

Balance, September 30, 2010	5,749,000	5,749	104,588	(152,484)	(42,147)

Imputed interest on related party note payable	-	-	4,666	-	4,666

Net Loss for the year ended September 30, 2011	-	-	-	(33,847)	(33,847)

Balance September 30, 2011	5,749,000	$5,749	$109,254	$(186,331)	$(71,328)

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(33,847)	$(21,529)	$(186,331)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	4,666	1,551	9,753
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,015	401	2,114

Net Cash Used in Operating Activities	(27,166)	(20,379)	(174,164)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	27,114	20,545	71,887
Common stock issued for cash	-	-	67,450
Contributed capital	-	2,000	37,500

Net Cash Provided by Financing Activities	27,114	22,545	176,837

NET INCREASE (DECREASE) IN CASH	(52)	2,166	2,673

CASH AT BEGINNING OF PERIOD	2,725	559	-

CASH AT END OF PERIOD	$2,673	$2725	$2,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

1.

Organization and Description of Business

Nature of Business

Kat Racing, Inc. (the Company) was incorporated in the State of Nevada on December 5, 2005. The Company is engaged in the principal business activity of manufacturing cost-effective and innovative off-road racing cars for any off-road enthusiast.

2.

Summary of Significant Accounting Policies

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic (Loss) per Common Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2011 and 2010, the Company had no potentially dilutive shares.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, REVENUE RECOGNITION ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Fair Value of Financial Instruments

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

Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	September 30,	September 30,
	2011	2010
Income tax expense at statutory rate	$13,200	$8,396
Common stock issued for services	-0-	-0-
Valuation allowance	(13,200)	(8,396)

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:
	September 30,	September 30,
	2011	2010
Deferred tax asset	$72,669	$59,469
Valuation allowance	(72,669)	(59,469)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $186,331 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2025.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2011 and 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  There were no cash equivalents as of September 30, 2011 or 2010.

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

Stock-based compensation.

As of September 30, 2011, the Company had not issued not issued any shares for services.

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Warranty and Product Liability Reserve

The Company will maintain a reserve for the estimated value of the parts and services to be delivered under its warranty agreements and the estimated uninsured product liability. The initial reserve will be 5% of sales. After one year the Company will estimate the accrual to the reserve based upon historical rates of claims made by customers as a percentage of sales of its off road cars. The Company has not yet realized sales of its off road cars. Accordingly, the Company has not recorded a reserve for warranty and product liability as of September 30, 2011 or 2010. The Company will begin accruing the warranty and product liability reserve when sales of off roads cars commence.

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”.  ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.    Management has defined inception as December 5, 2005.  Since inception, the Company has incurred a net loss of $186,331 Management has provided financial data since December 5, 2005, “Inception”, in the financial statements.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of September 30, 2011 and 2010, there were no deposits in excess of federally insured limits.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

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

2.

COMMON STOCK

On December 5, 2005, the Company received $15,000 from its founders for 4,000,000 shares of its common stock in order to establish the Company. On December 27, 2005, the Company issued 300,000 shares of its common stock for services.  The stock was valued at $0.001 per share, which represented management’s best estimate of the market value of the stock.  On the same date, the Company also issued 400,000 shares of its common stock in exchange for contributed capital valued at $35,500.  On August 13, 2006, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under.  The Company sold 1,049,000 shares of its $0.001 par value common stock at a price of $0.05 per share for $52,450 in cash.  There were no common stock sales or other transactions that took place between September 30, 2006 and September 30, 2011.

3.

RELATED PARTY TRANSACTIONS

The Company recognized related party income in the amount of $16,410 for the year ended September 30, 2011. The income is from marketing services and lead generation provided to entities controlled by Mike Zulliani who is a 34% shareholder of Kat Racing, Inc. This has been classified as other income in the income statement due the services performed not a part of the company’s regular operations.

The Company had received $71,887 as of September 30, 2011 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand.  The Company has recorded imputed interest expense of $4,666 and $1,551 for fiscal years end September 30, 2011 and 2010 as additional paid-in capital.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $186,331 as of September 30, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  The preceding raises substantial doubt about the Company’s ability to continue as a going concern.

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

5.

SUBSEQUENT EVENTS

There were no reportable subsequent events from September 30, 2011 through the date this report is filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kat Racing, Inc.

Date: Feb. 13, 2012

By: /s/ Julie Bauman
Julie Bauman, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: Feb. 13, 2012

By: /s/ Kenny Thatcher
Kenny Thatcher, President and Director
(Principal Executive Officer)

Date: Feb. 13, 2012

By: /s/ Julie Bauman
Julie Bauman, Chief Financial Officer
(Principal Financial and Accounting Officer)