Form 10-Q
period 2011-12-31
KAT Racing, Inc.
filed 2012-03-23
CIK 1377167

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

As of March 23, 2012, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011 (unaudited)

C O N T E N T S

Balance Sheets as of December 31, 2011 (unaudited) and September 30, 2011	5

Statements of Operations for the three months ended December 31, 2011 and 2010 and for the period from inception (Dec. 5, 2005) through December 31, 2011(unaudited)	7

Statements of Cash Flows for the three months ended December 31, 2011 and 2010 and for the period from inception (Dec. 5, 2005) through December 31, 2011(unaudited)	8

Notes to the Financial Statements (unaudited)	9

KAT RACING, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	December 31,	September 30,
	2011	2011
	(unaudited)
CURRENT ASSETS

Cash	$2,220	$2,673

Total Current Assets	2,220	2,673

TOTAL ASSETS	$2,220	$2,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$2,114
Advances payable-related party	77,887	71,887

Total Current Liabilities	77,887	74,001

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value; 70,000,000 shares authorized, 5,749,000 shares issued and outstanding	5,749	5,749
Additional paid-in capital	110,752	109,254
Deficit accumulated during the development stage	(192,168)	(186,331)

Total Stockholders' Equity (Deficit)	(75,667)	(71,328)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,220	$2,673

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From Inception
			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	12,018	1,605	205,006

Total Operating Expenses	12,018	1,605	205,006

OTHER INCOME (EXPENSE)
Related Party Income	7,679	-	24,089
Interest expense	(1,498)	(683)	(11,251)

LOSS BEFORE INCOME TAXES	(5,837)	(2,288)	(192,168)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,837)	$(2,288)	$(192,168)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are an integral part of these financials statements.

KAT RACING, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(5,837)	$(2,288)	$(192,168)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	1,498	683	11,251
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,114)	-	-

Net Cash Used in Operating Activities	(6,453)	(1,605)	(180,617)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	6,000	1,500	77,887
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	6,000	1,500	182,837

NET INCREASE (DECREASE) IN CASH	(453)	(105)	2,220

CASH AT BEGINNING OF PERIOD	2,673	2,725	-

CASH AT END OF PERIOD	$2,220	$2,620	$2,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $77,887 as of December 31, 2011 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 8% on the payable as additional paid in capital.

NOTE 5—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.   The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

GENERAL DESCRIPTION OF BUSINESS

Kat Racing designs, manufactures, markets, sells and distributes custom off-road racing and recreational vehicles and provides marketing and lead services. Most of the Company’s activity during 2011 has been in the marketing and lead generation areas due to the downturn in the economy and the effect it has had on the market for high end off road racing vehicles.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $5,837 for the three months ended Dec. 31, 2011, compared with a net loss of $2,288 for the three months ended Dec. 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on Sept. 30, 2011 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended Sept. 30, 2011.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: March 23, 2012

KAT Racing, Inc.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer