Form 10-Q
period 2012-03-31
KAT Racing, Inc.
filed 2012-05-03
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes       .   No   X .

As of May 1, 2012, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012 (unaudited) and September 30, 2011

C O N T E N T S

Balance Sheets as of March 31, 2012 (unaudited) and September 30, 2011	5

Statements of Operations for the three and six months ended March 31, 2012 and 2011 and for the period from inception (Dec. 5, 2005) through March 31, 2012 (unaudited)	6

Statements of Cash Flows for the six months ended March 31, 2012 and 2011 and for the period from inception (Dec. 5, 2005) through March 31, 2012 (unaudited)	7

Notes to the Financial Statements (unaudited)	8

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	September 30,
	2012	2011
	(unaudited)
CURRENT ASSETS

Cash	$2,986	$2,673

Total Current Assets	2,986	2,673

TOTAL ASSETS	$2,986	$2,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$2,114
Advances payable-related party	81,287	71,887

Total Current Liabilities	81,287	74,001

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value; 70,000,000 shares authorized, 5,749,000 shares issued and outstanding	5,749	5,749
Additional paid-in capital	112,317	109,254
Deficit accumulated during the development stage	(196,367)	(186,331)

Total Stockholders' Equity (Deficit)	(78,301)	(71,328)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,986	$2,673

The accompanying notes are an integral part of these financial statements.

KAT RACING (A Development Stage Company) Statements of Operations (unaudited)

					From
	For the Three		For the Six		Inception
	Months Ended		Months Ended		through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,634	4,957	14,652	6,562	207,640

Total Operating Expenses	2,634	4,957	14,652	6,562	207,640

OTHER INCOME (EXPENSE)
Related Party Income	-	-	7,679	-	24,089
Interest expense	(1,565)	(782)	(3,063)	(1,465)	(12,816)

NET LOSS	$(4,199)	$(5,739)	$(10,036)	$(8,027)	$(196,367)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,749,000	5,749,000	5,749,000	5,749,000

The accompanying notes are an integral part of these financial statements

KAT RACING (A Development Stage Company) Statements of Cash Flows (unaudited)
			From
			Inception
	For the Six Months Ended		through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(10,036)	$(8,028)	$(196,367)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	3,063	1,465	12,816
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,114)	(99)	-

Net Cash Used in Operating Activities	(9,087)	(6,661)	(183,251)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	9,400	4,000	81,287
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	9,400	4,000	186,237

NET INCREASE (DECREASE) IN CASH	313	(2,661)	2,986

CASH AT BEGINNING OF PERIOD	2,673	2,725	-

CASH AT END OF PERIOD	$2,986	$64	$2,986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

        NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments , an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At March 31, 2012 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months period ended March 31, 2012.

Stock-based Compensation

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

Revenue Recognition

The Company recognizes service revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. The ASC was effective for the Company upon inception at November 29, 2010. The adoption of this ASU did not have a material impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

 NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $81,287  as of March 31, 2012 as advances from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 8% on the payable as additional paid in capital.  For the six months ended March 31, 2012 the imputed interest was $3,063.

NOTE 5 – SUBSEQUENT EVENTS

There are no events subsequent to March 31, 2012 that would warrant further disclosure.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $4,199 for the three months ended March 31, 2012, compared with a net loss of $782 for the three months ended March 31, 2011. The Company incurred a net loss of approximately $10,036 for the six months ended March 31, 2012, compared with a net loss of $8,027 for the six months ended March 31, 2011.

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

As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 1, 2012

KAT Racing, Inc.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer