Form 10-Q
period 2012-06-30
KAT Racing, Inc.
filed 2012-08-14
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012 (unaudited) and September 30, 2011 (audited)

C O N T E N T S

Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011	5

Statements of Operations for the three and nine months ended
June 30, 2012 and 2011 (unaudited) and for the period from
Inception (Dec. 5, 2005) through June 30, 2012 (unaudited)	6

Statements of Cash Flows for the nine months ended
June 30, 2012 and 2011 (unaudited) and for the period from
Inception (Dec. 5, 2005) through June 30, 2012 (unaudited)	7

Notes to the Financial Statements as of
June 30, 2012 (unaudited)	8

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	September 30,
	2012	2011
	(unaudited)
CURRENT ASSETS

Cash	$1,652	$2,673

Total Current Assets	1,652	2,673

TOTAL ASSETS	$1,652	$2,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$2,114
Advances payable-related party	97,287	71,887

Total Current Liabilities	97,287	74,001

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value; 70,000,000 shares authorized, 5,749,000 shares issued and outstanding	5,749	5,749
Additional paid-in capital	114,329	109,254
Deficit accumulated during the development stage	(215,713)	(186,331)

Total Stockholders' Equity (Deficit)	(95,635)	(71,328)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,652	$2,673

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception on
					December 5,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$4,893	$-	$4,893	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	4,893	-	4,893	-

OPERATING EXPENSES

General and administrative	17,334	9,208	31,986	15,770	224,974

Total Operating Expenses	17,334	9,208	31,986	15,770	224,974

OTHER INCOME (EXPENSE)
Related Party Income	-	-	7,679	-	24,089
Interest expense	(2,012)	(815)	(5,075)	(2,280)	(14,868)
Net other income	(2,012)	(815)	2,604	(2,280)	9,261

LOSS BEFORE INCOME TAXES	(19,346)	(5,130)	(29,382)	(13,157)	(215,713)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(19,346)	$(5,130)	$(29,382)	$(13,157)	$(215,713)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,749,000	5,749,000	5,749,000	5,749,000

The accompanying notes are a integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on December 5,
	For the Nine Months Ended		2005 Through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(29,382)	$(13,157)	$(215,713)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	5,075	2,280	14,828
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,114)	(99)	-

Net Cash Used in Operating Activities	(26,421)	(10,976)	(200,585)

FINANCING ACTIVITIES

Borrowing from related parties	25,400	11,800	97,287
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	25,400	11,800	202,237

NET INCREASE (DECREASE) IN CASH	(1,021)	(824)	1,652

CASH AT BEGINNING OF PERIOD	2,673	2,725	-

CASH AT END OF PERIOD	$1,652	$3,549	$1,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and September 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 are not necessarily indicative of the operating results for the full years.

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and September 30, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2011 and June 30, 2012, there were no cash equivalents.

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and September 30, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and June 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

KAT RACING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and September 30, 2011

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $97,287  as of June 30, 2012 as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 6% on the payable as additional paid in capital.   Since inception the Company has recorded a total of $14,828 of imputed interest.

For the nine months ended June 30, 2012 and 2011, the company received $7,079 and $0 respectively of revenue from a related party for marketing services. As of inception to date, the company recognized $24,089 of revenue.

NOTE 5 – SUBSEQUENT EVENTS

There are no events subsequent to June 30, 2012 that would warrant further disclosure.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $19,346 for the three months ended June 30, 2012, compared with a net loss of $5,130 for the three months ended June 30, 2011. The Company incurred a net loss of $29,382 for the nine months ended June 30, 2012, compared with a net loss of $13,157 for the nine months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

As at June 30, 2012, the Company’s cash balance and total assets were $1,652 compared to $2,673 as of September 30, 2011.

The financial statements as of and for the period ended on September 30, 2011 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 13, 2012

KAT Racing, Inc.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer