Form 10-K
period 2012-09-30
KAT Racing, Inc.
filed 2013-01-14
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

For the year ended September 30, 2012, the issuer had revenues of $0.

The Company’s common stock, $.001 par value is traded on the OTCBB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of December 17, 2012 was 5,749,000 shares.

The market capitalization as of September 30, 2012 was $0.

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

PART 1

ITEM 1.

BUSINESS.

CORPORATE BACKGROUND

Kat Racing designs, manufactures, markets, sells and distributes custom off-road racing and recreational vehicles and provides marketing and lead services. Most of the Company’s activity during 2012 has been in the marketing and lead generation areas due to the downturn in the economy and the effect it has had on the market for high end off road racing vehicles.    The Company’s marketing and lead generation efforts have been utilizing the leads developed for customers of off-road racing and recreational vehicles and is a temporary boost to the Company pending the strengthening of the economy.

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

Employees

At September 30, 2012, the Company had 1 employee, the Company’s officer and director, who devotes part time efforts to the Company and whom has not taken any salary as of September 30, 2012.  None of its employees were represented by a collective bargaining arrangement.

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

MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is trading on the OTC:BB.  No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of September 30, 2012, there were 32 record holders of all of our issued and outstanding shares of Common Stock.

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

 (ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $34,453 for the year ended September 30, 2012, as compared to a net loss of $33,847 for 2011. From the date of inception December 5, 2005, to September 30, 2012, the Company lost a total of $ 220,784. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company and with its minimal revenue. As of September 30, 2012, the Company had a cash of $1,580 compared to cash of $2,673 as September 30, 2011.

For the most recent fiscal year, 2012, the Company incurred a loss in the amount of $34,453 and $33,847 for 2011. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from December 5, 2005 (date of inception) through September 30, 2012, the Company has incurred an accumulated net loss of $220,784 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2012.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of September 30, 2012, the company was authorized to issue70,000,000 shares of common stock.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

1.

We did not maintain appropriate cash controls – As of September 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.

We did not implement appropriate information technology controls – As at September 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2012:

Name	Age	Position	Period of Service(1)
Kenny Thatcher	35	President, Director	Since December 2005
Julie Bauman	36	Secretary, Treasurer, Director	Since December 2005

Notes:

(1)

A Director will hold office until the next annual meeting of the stockholders, which shall be held in January of 2013. At the present time, Officers are appointed by the Board of Directors and will hold office until he or she resigns or is removed from office.  The maximum number of directors we are authorized to have is at the discretion of the Board of Directors. However, in no event may we have less than one director. Although we anticipate appointing additional directors, we have not identified any such person(s).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended September 30, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

Kenny Thatcher and Julie Bauman are our sole officers and directors.  They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the years ended September 30, 2012 and 2011. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 30, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Audit Fees

The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,250 for the fiscal years ended September 30, 2012 and 2011.

Audit-Related Fees

There were no fees billed by M&K CPAS, PLLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2012 and 2011, respectively.

Tax Fees

The aggregate fees billed by M&K CPAS, PLLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2012 and 2011, respectively.

All Other Fees

There were no fees billed by M&K CPAS, PLLC for other products and services for the fiscal years ended September 30, 2012 and 2011, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15

Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (2012 and 2011)

•	Balance Sheets at September 30, 2012 and 2011

•	Statements of Operations for the years ended September 30, 2012 and 2011 and for the cumulative period from December 5, 2005 (Date of Inception) to September 30, 2012

•	Statements of Changes in Shareholders’ Deficiency for the period from December 5, 2005 (Date of Inception) to September 30, 2012

•	Statements of Cash Flows for the years ended September 30, 2012 and 2011 and for the cumulative period from December 5, 2005 (Date of Inception) to September 30, 2012

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

ExhibitNo.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Racing, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Kat Racing, Inc. (a development stage company) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2012 and 2011 and the period from December 5, 2005 (inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of Kat Racing, Inc. (a development stage company) referred to above present fairly, in all material respects, the financial position of Kat Racing, Inc. (a development stage company) as of September 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/S/ M&K CPAS, PLLC

December 27, 2012

www.mkacpas.com

KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	September 30,
	2012	2011

CURRENT ASSETS
Cash	$1,580	$2,673

Total Current Assets	1,580	2,673

TOTAL ASSETS	$1,580	$2,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	-	2,114
Accounts payable-related party	$100,467	$71,887

Total Current Liabilities	100,467	74,001

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and - 0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value; 70,000,000 shares authorized, 5,749,000 shares issued and outstanding	5,749	5,749
Additional paid-in capital	116,148	109,254
Deficit accumulated during the development stage	(220,784)	(186,331)

Total Stockholders' Equity (Deficit)	(98,887)	(71,328)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,580	$2,673

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2012	2011	2012

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	4,627	16,048	152,639
Professional Fees	28,931	29,543	73,909

Total Operating Expenses	33,558	45,591	226,546

OTHER INCOME (EXPENSE)

Related party income	5,999	16,410	22,409
Interest expense	(6,894)	(4,666)	(16,647)

Total Other Income (Expense)	(895)	11,744	5,762

LOSS BEFORE INCOME TAXES	(34,453)	(33,847)	(220,784)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(34,453)	$(33,847)	$(220,784)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for cash at $0.00375 per share	4,000,000	4,000	11,000	-	15,000
Common stock issued for services	300,000	300	-	-	300
Common stock issued for cash at $0.05 per share	1,049,000	1,049	51,401	-	52,450
Common stock issued for contributed capital	400,000	400	35,100	-	35,500
Net loss from inception through September 30, 2006	-	-	-	(14,420)	(14,420)
Balance, September 30, 2006	5,749,000	5,749	97,501	(14,420)	88,830

Imputed interest on related party payable			1,010		1,010
Net loss for the year ended September 30, 2007	-	-	-	(105,271)	(105,271)
Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable			1,152		1,152
Net loss for the year September 30, 2008	-	-	-	(9,682)	(9,682)
Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)

Imputed interest on related party payable			1,374		1,374
Net loss for the year September 30, 2009	-	-	-	(1,582)	(1,582)
Balance, September 30, 2009	5,749,000	$5,749	$101,037	$(130,955)	$(24,169)

Contributed Capital			2,000		2,000
Imputed interest on related party payable			1,551		1,551
Net loss for the year September 30, 2010	-	-	-	(21,529)	(21,529)

Balance, September 30, 2010	5,749,000	5,749	104,588	(152,484)	(42,147)

Imputed interest on related party payable			4,666		4,666
Net loss for the year September 30, 2011	-	-	-	(33,847)	(33,847)

Balance, September 30, 2011	5,749,000	5,749	109,254	(186,331)	(71,328)

Imputed interest on related party payable			6,894		6,894
Net loss for the year September 30, 2012	-	-	-	(34,453)	(34,453)
Balance, September 30, 2012	5,749,000	5,749	116,148	(220,784)	(98,887)

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on December 5,
	For theYear Ended		2005 Through
	September 30,		September 30,
	2012	2011	2009
OPERATING ACTIVITIES

Net loss	$(34,453)	$(33,847)	$(220,784)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	6,894	4,666	16,647
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,114)	2,015	-

Net Cash Used in Operating Activities	(29,673)	(27,166)	(203,837)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	28,580	27,114	100,467
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	28,580	27,114	205,417

NET DECREASE IN CASH	(1,093)	(52)	1,580

CASH AT BEGINNING OF PERIOD	2,673	2,725	-

CASH AT END OF PERIOD	$1,580	$2,673	$1,580

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.
(A Development Stage Company)
Statements of Cash Flows

From Inception
on December 5,
	For theYear Ended		2005 Through
	September 30,		September 30,
	2012	2011	2009
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Kat Racing, Inc. (the Company) was incorporated in the State of Nevada on December 5, 2005. The Company is engaged in the principal business activity of manufacturing cost-effective and innovative off-road racing cars for any off-road enthusiast along with marketing and lead generation. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

The Company has adopted a September 30 fiscal year end.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012 and 2011.

	Loss		Basic (Loss) Per Share
	(Numerator)(Denominator)	Shares	Amount
For the Year Ended:
September 30, 2012	$(34,453)	5,749,000	$ (0.01)
September 30, 2011	$(33,847)	5,749,000	$ (0.01)

Revenue Recognition

The Company will recognize revenue IN ACCORDANCE WITH Accounting Standards Codification No. 605, REVENUE RECOGNITION (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments as of September 30, 2012 and 2011 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, and related party payables.

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

Level 2.

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3.

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair Value of Financial Instruments (Continued)

The following table presents assets that are measured and recognized at fair values as of September 30, 2012 and 2011 on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

Total Gains (Losses):  None

Income Taxes

The Company provides for income taxes in accordance with FASB standards, which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

FASB standards require the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets wil not be realized.

The provision for income taxes differes from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	September 30, 2012 $	September 30, 2011 $
Income tax expense at statutory rate	13, 437	13, 200
Common stock issued for services	-0-	-0-
Valuation allowance	(13,437)	(13,200)

Income tax expense per books	-0-	-0-

Net deferred tax asserts consist of the following components as of:

	September 30, 2012 $	September 30, 2011 $
Deferred tax asset	86,106	72,669
Valuation allowance	(86,106)	(72,669)

Net deferred tax asset	-0-	-0-

Income Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards begin to expire in 2025.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended September 30, 2012 and 2011.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2012 and 2011.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  There were no cash equivalents as of September 30, 2012 or 2011.

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of September 30, 2012 and 2011, there were no deposits in excess of federally insured limits.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation.

As of September 30, 2012, the Company had not issued any shares for services.

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

Warranty and Product Liability Reserve

The Company will maintain a reserve for the estimated value of the parts and services to be delivered under its warranty agreements and the estimated uninsured product liability. The initial reserve will be 5% of sales. After one year the Company will estimate the accrual to the reserve based upon historical rates of claims made by customers as a percentage of sales of its off road cars. The Company has not yet realized sales of its off road cars. Accordingly, the Company has not recorded a reserve for warranty and product liability as of September 30, 2012 or 2011. The Company will begin accruing the warranty and product liability reserve when sales of off roads cars commence.

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by FASB standards.  The standard requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as December 5, 2005.  Since inception, the Company has incurred a net loss of $220,784 Management has provided financial data since December 5, 2005, “Inception”, in the financial statements.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

KAT RACING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

2.

COMMON STOCK

On December 5, 2005, the Company received $15,000 from its founders for 4,000,000 shares of its common stock in order to establish the Company. On December 27, 2005, the Company issued 300,000 shares of its common stock for services.  The stock was valued at $0.001 per share, which represented management’s best estimate of the market value of the stock.  On the same date, the Company also issued 400,000 shares of its common stock in exchange for contributed capital valued at $35,500.  On August 13, 2006, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under.  The Company sold 1,049,000 shares of its $0.001 par value common stock at a price of $0.05 per share for $52,450 in cash.  There were no common stock sales or other transactions that took place between September 30, 2006 and September 30, 2012.

3.

RELATED PARTY TRANSACTIONS

The Company recognized related party income in the amounts of $5,999 and $16,410 for the fiscal years ended September 30, 2012 and 2011, respectively. The income is from marketing services and lead generation provided to entities controlled by Mike Zulliani who is a 34% shareholder of Kat Racing, Inc. This has been classified as other income in the income statement due to the services performed are not a part of the Company’s regular operations.

The Company had received $100,467 and $71,887 as of September 30, 2012 and 2011, respectively as advances from related parties to fund ongoing operations. The related party payable is non-interest bearing, unsecured and due upon demand.  The Company has recorded imputed interest expense of $6,894 and $4,666 for the fiscal years ending September 30, 2012 and 2011, respectively, as additional paid in capital.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $220,784 as of September 30, 2012.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  The preceding raises substantial doubt about the Company’s ability to continue as a going concern.

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

5.

SUBSEQUENT EVENTS

There were no reportable subsequent events from September 30, 2012 through the date this report is filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kat Racing, Inc.

Date: January 14, 2013
/s/ Julie Bauman
By: Julie Bauman, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2013
/s/ Kenny Thatcher
By: Kenny Thatcher, President and Director
(Principal Executive Officer)

Date: January 14, 2013
/s/ Julie Bauman
By: Julie Bauman, Chief Financial Officer
(Principal Financial and Accounting Officer)