Form 10-Q
period 2012-12-31
PRAIRIE WEST OIL & GAS, LTD.
filed 2013-02-19
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Dec. 31, 2012

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-144504

Prairie West Oil & Gas, Ltd.

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

Yes       .   No   X .

As of February 4, 2013, the issuer had 5,749,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

PRAIRIE WEST OIL & GAS, LTD.

(Formerly Kat Racing, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012 (unaudited)

C O N T E N T S

Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012 (audited)

5

Statements of Operations for the three months ended

   December 31, 2012 and 2011 and for the period from

   inception (December 5, 2005) through December 31, 2012 (unaudited)

6

Statements of Cash Flows for the three months ended

   December 31, 2012 and 2011 and for the period from

   inception (December 5, 2005) through December 31, 2012 (unaudited)

7

Notes to the Financial Statements (unaudited)

8

PRAIRIE WEST OIL & GAS, LTD.
(Formerly Kat Racing, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	September 30,
	2011	2012
	(unaudited)	(audited)
CURRENT ASSETS

Cash	$2,116	$1,580

Total Current Assets	2,116	1,580

TOTAL ASSETS	$2,116	$1,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Advances payable-related party	107,467	100,467

Total Current Liabilities	107,467	100,467

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value; 70,000,000 shares authorized, 5,749,000 shares issued and outstanding	5,749	5,749
Additional paid-in capital	118,212	116,148
Deficit accumulated during the development stage	(229,312)	(220,784)

Total Stockholders' Equity (Deficit)	(105,351)	(98,887)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,116	$1,580

The accompanying notes are an integral part of these financial statements.

PRAIRIE WEST OIL & GAS, LTD.
(Formerly Kat Racing, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2012	2011	2012

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	6,464	12,018	233,011

Total Operating Expenses	6,464	12,018	233,011

OTHER INCOME (EXPENSE)
Related Party Income	-	7,679	22,409
Interest expense	(2,063)	(1,498)	(18,710)

Total Other Income (Expense)	(2,063)	6,181	3,699

LOSS BEFORE INCOME TAXES	(8,527)	(5,837)	(229,312)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(8,527)	$(5,837)	$(229,312)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000

The accompanying notes are an integral part of these financials statements.

PRAIRIE WEST OIL & GAS, LTD.
(Formerly Kat Racing, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on December 5,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(8,527)	$(5,837)	$(229,312)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	-	-	300
Imputed interest	2,063	1,498	18,711
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	(2,114)	-

Net Cash Used in Operating Activities	(6,464)	(6,453)	(210,301)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	7,000	6,000	107,467
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	7,000	6,000	212,417

NET INCREASE (DECREASE) IN CASH	536	(453)	2,116

CASH AT BEGINNING OF PERIOD	1,580	2,673	-

CASH AT END OF PERIOD	$2,116	$2,220	$2,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRAIRIE WEST OIL & GAS, LTD.

(Formerly Kat Racing, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements.  The results of operations for the period ended December 31, 2012 is not necessarily indicative of the operating results for the full year.

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

PRAIRIE WEST OIL & GAS, LTD.

(Formerly Kat Racing, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

PRAIRIE WEST OIL & GAS, LTD.

(Formerly Kat Racing, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $107,467 as of December 31, 2012 ($100,467 as of December 31, 2011) as an advance from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 8% as additional paid in capital.

NOTE 5—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that other than as below, there were no such events that warrant disclosure or recognition in the financial statements.

On January 4, 2013, the Articles of Incorporation of the Company were amended to change the name of the Company to Prairie West Oil & Gas, Ltd. and to increase the number of authorized shares of common stock to 300,000,000 shares with a par value of $0.001.

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada) (“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock.  Prairie Canada is now a wholly-owned subsidiary of Prairie Nevada and Prairie Nevada has acquired the business and operations of Prairie Canada. On the transaction closing date of January 22, 2013, the shares paid had a value of $13.0 million based on trading value. The purchase price allocation and pro forma financial statements are not disclosed as the initial accounting is incomplete as of the filing date.

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

GENERAL DESCRIPTION OF BUSINESS

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada)(“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock.  Prairie Canada  is now a wholly-owned subsidiary of Prairie Nevada and Prairie Nevada has acquired the business and operations of Prairie Canada. The Exchange Agreement contains customary representations, warranties, and conditions.  The Exchange Agreement is attached hereto as Exhibit 99.

Prairie West Oil & Gas is a producing energy company with both established production and assets within the center of Canada's highest reserve epicenters; the oil boom provinces of Alberta and now Saskatchewan.  The company believes that present conditions have never been better for a swift and innovative company such as Prairie West to thrive in today’s energy market.

By continuously adding value through low risk acquisition / development of both mature and immature properties, Prairie is setting the stage for long term growth while remaining focused on short term profitability and increasing net asset value.

Prairie operates under the notion that phase changes in commodity price cycles require different strategies and will identify opportunities for growth regardless of phase.  By utilizing a multi-discipline approach, the company has and will continue to unlock the upside potential of acquired properties leading to increased production and incremental reserves.

The experienced team at Prairie West has the expertise and proven execution required for success in today's rapidly changing energy sector. This has been clearly demonstrated with the Maidstone acquisition, the more recent eleven well expansion located in close proximity to current production and a new 27 well producing gas play in Saskatchewan Canada.

The company is currently focused on three projects:

1) The Maidstone Project (Heavy Oil - Producing)

2) The Shackleton Project (Natural Gas - Producing)

3) The Twinning Project (Light Sweet Crude - Drilling completed August 1, 2012, currently working towards well completion.

An independent asset, reserve and resource evaluation (NI 51-101) done by Chapman Petroleum Engineering Ltd that has valued Prairie West's assets at $22,957,000 (CDN) undiscounted. This report conforms to industry standard and is an accepted primary means of asset evaluation.

The company is currently focused on three projects:

1) The Maidstone Project (Heavy Oil - Producing)

2) The Shackleton Project (Natural Gas - Producing)

3) The Twinning Project (Light Sweet Crude)

Twinning, Alberta, CAN Type of project: Light Sweet Crude Status: Working Towards well completion Number of wells: 2

“The Twinning project is becoming a more valuable asset every day as other companies continue to have great success in the area and prices continue to skyrocket as a result.”

- Prairie West President :Anthony Sarvucci

KEY POINTS:

Located in East-Central Alberta Canada within the prolific Western Canada Sedimentary Basin, Prairie West 's developmental project is strategically placed within the highly productive Twining area (Section 17-31-23W4.) and surrounded by major multinational oil / gas giants.

Prairie's property is immediately adjacent to the enormous Twining Rundle/Mannville Pool with Original Oil In Place of 1.013 billion barrels equivalent.

Prairie has identified a prospect in the prolific Devonian Nisku carbonate, with pool analogues in the immediate area having oil reserves approaching 60 mmbbls (OOIP).

Detailed geological and geophysical mapping of the Nisku reservoir under Prairie West 's land, demonstrates a potential accumulation of almost 300 acres, with a potential mean resource of 2.4 million barrels(OOIP). P10 resource however is closer to 4.0 mmbbls.

Proximal Nisku pools tend to be in the 40-42 API crude, and therefore receive some of the best netbacks in the basin. With success on Prairie's first well, an aggressive 40 acre pool development will be implemented, with the goal being to grow the property to the 1000 BOPD range within the first 2 to 3 years. Horizontal well application and selective acid fracture stimulation will also be evaluated which would ultimately increase productivity and recovery of the pool's reserves.

An engineering study of this prospect by Canadian Petroleum Engineering, Inc. found that at the then current price of a barrel of oil at $50 a barrel, that the prospect was a viable drilling target. With the recent uptick in oil prices the potential of this project for Prairie and its shareholders is huge.

The first well was successfully drilled on August 1st, 2012. Multiple zones that have tested positive and the company is presently working towards completing the wells to producing status.

Maidstone

Location:  Maidstone, Saskatchewan, CAN

Type of project:  Heavy Oil

Status:  Producing

Number of wells: 12

KEY POINTS:

The Maidstone Project currently has production online and consists of eleven heavy oil wells plus one licensed horizontal water disposal well.

The economics of the most recent acquisition / expansion made perfect sense as management knows the area extremely well, had an existing footprint in close proximity and has rock solid relationships already in place. From an operational standpoint this translates into lower operating costs, the ability to act swiftly and higher profits.

Prairie West's operator David Forest is a heavy oil specialist and efficiency expert who in the past was able to take a company's production from 135 barrels a day to 800 barrels a day without drilling a well. This is important to note because a comprehensive nine well Maidstone work over program is in the works that is designed to utilize the latest technology to both maximize the output and efficiency of Prairie West's latest heavy oil play.

The licensed horizontal disposal well located within Prairie's Maidstone project is an excellent revenue source as most wells in the area make water and are required by law to dispose of it in a licensed water disposal unit. Not only does this well have the capacity to handle all of Prairie West's disposal needs but it is also fully equipped to act as a disposal solution for other companies in the area.

The desirability of investing in oil in Saskatchewan continues to get better all the time. The support for the industry starts at the premier level and is mirrored through all levels of government. This has resulted in a very favorable business climate in terms of simplified regulation and economic terms. The province has huge heavy oil resources, very good producing infrastructure and a highly skilled work force. For these reasons at this time Prairie West can think of no better place to do business and will be actively looking to further expand in this geographical area.

Shackleton

Location:  Shackleton, Saskatchewan, CAN

Type of project:  Natural Gas

Status:  Scheduled shut in for maintenance

Number of wells:  27

KEY POINTS:

The Shackleton project consists of a 99% interest in 27 wells situated on 15 sections (9600 Acres) of oil and gas property located in the prolific Shackleton area within an energy rich area of the Western Canadian Sedimentary basin.

The company is currently performing a strategic in-depth geological analysis for the full 9600 acres and has already identified multiple drilling targets that have a high probability of carrying a low risk, high reward profile.

From a viability standpoint, this project for Prairie West remains viable and profitable at current natural gas prices due to Prairie West's low operating costs in the area. If natural gas turns bullish as a result of new 'Fracking' regulations, the company has positioned itself for accelerated profits moving forward.

It is important to note that the recent additional 49% ownership increase in the Shackleton project has increased Prairie West's assets past the $22,957,000 (undiscounted) number contained in the NI 51-101 as the report was created before the acquisition took place.

At the end of May 2012, Prairie West began its scheduled summer overhaul of the company's Shackleton natural gas asset. The entire project is being revamped with the goal of producing higher revenues in the fall season through greater efficiency, lower operating costs and traditionally higher fall natural gas prices.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $8,527 for the three months ended Dec. 31, 2012, compared with a net loss of $5,837 for the three months ended Dec. 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on Sept. 30, 2012 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended Sept. 30, 2012.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: February 19, 2013

Prairie West Oil & Gas, Ltd.
Registrant

By: /s/ Kenny Thatcher
Kenny Thatcher Chairman of the Board Chief Executive Officer