Form 10-Q
period 2013-03-31
PRAIRIE WEST OIL & GAS, LTD.
filed 2013-08-12
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

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

Registrant's Phone: (702) 525-2024

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [] No [x ]

As of July 1, 2013, the issuer had 5,749,000 shares of common stock issued and outstanding.

Table of Contents	1

Table of Contents	-2-

ITEM 1. FINANCIAL STATEMENTS

PRAIRIE WEST OIL & GAS, LTD. fka

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013 (unaudited) and September 30, 2012

Table of Contents	-3-

C O N T E N T S

Balance Sheets as of March 31, 2013 (unaudited) and September 30, 2012	5

Statements of Operations for the three and six months ended March 31, 2013 and 2012 and for the period from inception (Dec. 5, 2005) through March 31, 2013(unaudited)	6

Statements of Cash Flows for the six months ended March 31, 2013 and 2012 and for the period from inception (Dec. 5, 2005) through March 31, 2013 (unaudited)	7

Notes to the Financial Statements (unaudited)	8

Table of Contents	-4-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$1,728	$1,580

Total Current Assets	1,728	1,580

TOTAL ASSETS	$1,728	$1,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$—	$—
Advances payable-related party	110,066	100,467

Total Current Liabilities	110,066	100,467

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	116,866	116,148
Deficit accumulated during the development stage	(230,953)	(220,784)

Total Stockholders' Equity (Deficit)	(108,338)	(98,887)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,728	$1,580

The accompanying notes are an integral part of these financial statements.

Table of Contents	-5-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING (A Development Stage Company) Statements of Operations (unaudited)

						From Inception
	For the Three Months Ended			For the Six Months Ended		through
	March 31,			March 31		March 31,
	2013		2012	2013	2012	2013
REVENUES	$—		$—	$—	$—	$—

OPERATING EXPENSES

General and administrative	3,000		2,634	9,464	14,652	235,997

Total Operating Expenses	3,000		2,634	9,464	14,652	235,997

OTHER INCOME (EXPENSE)
Related Party Income	—		—	5,999	7,679	22,409
Interest expense	(718	)-	(1,565)	(7,612)	(3,063)	17,365

NET LOSS	$(3,718))		$(4,199)	$(10,169)	$(10,036)	$(230,953)

BASIC LOSS PER SHARE	$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000		5,749,000	5,749,000	5,749,000

The accompanying notes are an integral part of these financial statements

Table of Contents	-6-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING (A Development Stage Company) Statements of Cash Flows (unaudited)
			From Inception
	For the Six Months Ended		through
	March 31,		March 31,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(10,169)	$(10,036)	$(230,953)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	—	—	300
Imputed interest	718	3,063	17,365
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	—	(2,114)	—

Net Cash Used in Operating Activities	(9,451)	(9,087)	(214,006)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Borrowing from related parties	9,599	9,400	110,066
Common stock issued for cash	—	—	67,450
Contributed capital	—	—	38,218

Net Cash Provided by Financing Activities	9,599	9,400	215,734

NET INCREASE (DECREASE) IN CASH	148	(313)	1,728

CASH AT BEGINNING OF PERIOD	1,580	2,673	—

CASH AT END OF PERIOD	$1,728	$1,986	$1,728

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	-7-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Table of Contents	-8-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Table of Contents	-9-

PRAIRIE WEST OIL & GAS, LTD. fka

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Table of Contents	-10-

PRAIRIE WEST OIL & GAS, LTD. fka

KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Table of Contents	-11-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Table of Contents	-12-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013 (unaudited)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $110,066 as of March 31, 2013 as advances from related parties to fund ongoing operations. The related party payable is non-interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 8% on the payable as additional paid in capital. For the six months ended March 31, 2013 the imputed interest was $718.

NOTE 5 – SUBSEQUENT EVENTS

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada)(“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock. The Exchange Agreement between the parties dated January 22, 2013 is hereby terminated in its entirety as the conditions for closing have never occurred and thus the transaction was never closed. The agreement was terminated in July 2013. Both parties are returned to their status before such agreement was signed. Both parties hereby consent to the continued use of any name as a result of name changes under such Agreement. Both parties to bear their own costs and fees.

On July 26, 2013 the name of the corporation was changed to Pacific Oil Company.

Table of Contents	-13-

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

GENERAL DESCRIPTION OF BUSINESS

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada)(“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock. The Exchange Agreement between the parties dated January 22, 2013 is hereby terminated in its entirety as the conditions for closing have never occurred and thus the transaction was never closed. The agreement was terminated in July 2013. Both parties are returned to their status before such agreement was signed. Both parties hereby consent to the continued use of any name as a result of name changes under such Agreement. Both parties to bear their own costs and fees.

Table of Contents	-14-

Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing designs, manufactures, markets, sells and distributes custom off-road racing and recreational vehicles and provides marketing and lead services. Most of the Company’s activity during 2011 has been in the marketing and lead generation areas due to the downturn in the economy and the effect it has had on the market for high end off road racing vehicles.

We strive to join leaders in the industry, developing and innovating so as to proffer our customers cost-efficient high quality custom-built, off-road racing and recreational vehicles. We test our parts in real-world conditions to insure high quality cars and products. We race what we sell. Our vehicles are assembled by our affiliate Kat Metal Worx, Inc. Kat Metal Worx is 100% owned by Kenny Thatcher who is the former President of Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing .  The arrangement between Kat Metal Worx and Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing is as follows.  Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing pays for the parts and materials to build the car.  Kat Metal Worx builds all of the cars. There is no mark up on the materials or parts.  Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing then markets the products.   The profits from the sales are split 50/50 between Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing and Kat Metal Worx. Kat Metal Worx, Inc. will not charge for any labor or overhead in building a car.  From time to time we may utilize the services of other companies or individuals to assemble our vehicles.

Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing is engaged in the businesses of:

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

We test our parts in the off road racing circuits such as SCORE International, Best in the Desert and Southern Nevada Off Road Enthusiasts. We also do testing in the desert to insure quality.  We still test the lower grade parts and accessories in testing situations for use on the pre runners and sand buggies.  Lower grade parts would not be used in race cars.  We choose certain random races each year in which our clients use our products and cars in their racing and after the races Kat Racing inspects the cars.

Our full range of services includes brand new construction of racecars to pre-runner to sand buggies.  We also offer preparation of existing vehicles and installation of parts and repairs.  As of right now we were focusing strictly on the sales side of the business and have not actively marketed the services side.  We have just started the marketing of the services side to include repair and maintenance.  We expect to have revenue from this service side shortly. Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing is currently stressing its repair and maintenance services on its website and in communications with prospective customers.  Given initial interest, Pacific Oil Company fka Prairie West Oil & Gas, Ltd. Fka Kat Racing expects that it will have beginning revenues from the service side in the near future.

Table of Contents	-15-

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $3,718 for the three months ended March 31, 2013, compared with a net loss of $4,199 for the three months ended March 31, 2012. The Company incurred a net loss of approximately $10,169 for the six months ended March 31, 2013, compared with a net loss of $10,036 for the six months ended March 31, 2012.

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

Table of Contents	-16-

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

Table of Contents	-17-

As of March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Table of Contents	-18-

ITEM 4. NOT USED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

None.

Table of Contents	-19-

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 6, 2013

Prairie West Oil & Gas, Ltd.
Registrant

By: /s/ Anthony Sarvucci
Anthony Sarvucci Chairman of the Board Chief Executive Officer

Table of Contents	-20-