Form 10-Q
period 2013-06-30
PRAIRIE WEST OIL & GAS, LTD.
filed 2013-08-12
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 18, 2013, the issuer had 5,749,000 shares of common stock issued and outstanding.

Table of Contents	1

Table of Contents	-2-

ITEM 1. FINANCIAL STATEMENTS

PRAIRIE WEST OIL & GAS, LTD. fka

KAT RACING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2013 (unaudited) and September 30, 2012

Table of Contents	-3-

C O N T E N T S

Balance Sheets as of June 30, 2013 (unaudited) and September 30, 2012	5

Statements of Operations for the three and nine months ended June 30, 2013 and 2012 and for the period from inception (Dec. 5, 2005) through June 30, 2013(unaudited)	6

Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 and for the period from inception (Dec. 5, 2005) through June 30, 2013 (unaudited)	7

Notes to the Financial Statements(unaudited)	8

Table of Contents	-4-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$2,547	$1,580

Total Current Assets	2,547	1,580

TOTAL ASSETS	$2,547	$1,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$—	$—
Advances payable-related party	110,065	100,467

Total Current Liabilities	110,065	100,467

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock: $0.001 par value;
70,000,000 shares authorized, 5,749,000
shares issued and outstanding	5,749	5,749
Additional paid-in capital	117,579	116,148
Deficit accumulated during the development stage	(230,846	(220,784)

Total Stockholders' Equity (Deficit)	(108,949	(98,887)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,547	$1,580
The accompanying notes are an integral part of these financial statements.

Table of Contents	-5-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING (A Development Stage Company) Statements of Operations (unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		through
	June 30,		June 30		June 30,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

General and administrative	30	17,334	9,480	31,986	236,026

Total Operating Expenses	30	17,334	9,480	31,986	236,026

OTHER INCOME (EXPENSE)
Misc. Income	849	—	849	—	849
Related Party Income	—	—	—	7,679	22,409
Interest expense	(713)	(2,012)	(1,431)	(5,075)	(18,078)
Total other income (expense)	137	(2,012)	(582)	2,604	5,180

NET LOSS	$107	$(19,346)	$(10,062)	$(29,382)	$(230,846)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,749,000	5,749,000	5,749,000	5,749,000

The accompanying notes are an integral part of these financial statements

Table of Contents	-6-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING (A Development Stage Company) Statements of Cash Flows (unaudited)
			From Inception
	For the Nine Months Ended		through
	June 30,		June 30,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(10,062)	$(29,382)	$(230,846)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	—	—	300
Imputed interest	1,431	5.075	18,078
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	—	(2,114)	—

Net Cash Used in Operating Activities	(8,631)	(26,421)	(212,468)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Borrowing from related parties	9,598	25,400	110,065
Common stock issued for cash	—	—	67,450
Contributed capital	—	—	37,500

Net Cash Provided by Financing Activities	9,598	25,400	215,015

NET INCREASE (DECREASE) IN CASH	(967)	(1,021)	2,547

CASH AT BEGINNING OF PERIOD	1,580	2,673	—

CASH AT END OF PERIOD	$2,547	$1,652	$2,547

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	-7-

PRAIRIE WEST OIL & GAS, LTD. fka KAT RACING, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

June 30, 2013 (unaudited)

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

June 30, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

June 30, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months period ended June 30, 2013.

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

June 30, 2013 (unaudited)

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

June 30, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $110,065 as of June 30, 2013 as advances from related parties to fund ongoing operations. The related party payable is non interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 8% on the payable as additional paid in capital. For the nine months ended June 30, 2013 the imputed interest was $1,431.

NOTE 5 – SUBSEQUENT EVENTS

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada)(“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock. The Exchange Agreement between the parties dated January 22, 2013 is hereby terminated in its entirety as the conditions for closing have never occurred and thus the transaction was never closed. The termination occurred in July 2013. Both parties are returned to their status before such agreement was signed. Both parties hereby consent to the continued use of any name as a result of name changes under such Agreement. Both parties to bear their own costs and fees.

On July 26, 2013, the name of the corporation was changed to Pacific Oil Company.

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

GENERAL DESCRIPTION OF BUSINESS

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada)(“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock. The Exchange Agreement between the parties dated January 22, 2013 is hereby terminated in its entirety as the conditions for closing have never occurred and thus the transaction was never closed. Both parties are returned to their status before such agreement was signed. The termination occurred in July 2013. Both parties hereby consent to the continued use of any name as a result of name changes under such Agreement. Both parties to bear their own costs and fees.

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

We strive to join leaders in the industry, developing and innovating so as to proffer our customers cost-efficient high quality custom-built, off-road racing and recreational vehicles. We test our parts in real-world conditions to insure high quality cars and products. We race what we sell. Our vehicles are assembled by our affiliate Kat Metal Worx, Inc. Kat Metal Worx is 100% owned by Kenny Thatcher who is the former President of Kat Racing.  The arrangement between Kat Metal Worx and Pacific Oil Company fka Prairie West Oil & Gas, Ltd. fka Kat Racing is as follows.  Pacific Oil Company fka Prairie West Oil & Gas, Ltd. fka Kat Racing pays for the parts and materials to build the car.  Kat Metal Worx builds all of the cars. There is no mark up on the materials or parts.  Pacific Oil Company fka Prairie West Oil & Gas, Ltd. fka Kat Racing then markets the products.   The profits from the sales are split 50/50 between Pacific Oil Company fka Prairie West Oil & Gas, Ltd. fka Kat Racing and Kat Metal Worx. Kat Metal Worx, Inc. will not charge for any labor or overhead in building a car.  From time to time we may utilize the services of other companies or individuals to assemble our vehicles.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $107 for the three months ended June 30, 2013, compared with a net loss of $19,346 for the three months ended June 30, 2012. The Company incurred a net loss of approximately $10,062 for the nine months ended June 30, 2013, compared with a net loss of $29,382 for the nine months ended June 30, 2012.

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

As of June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Table of Contents	-17-

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. NOT USED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

None.

Table of Contents	-18-

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 6, 2013

Prairie West Oil & Gas, Ltd.
Registrant

By: /s/ Anthony Sarvucci
Anthony Sarvucci Chairman of the Board Chief Executive Officer

Table of Contents	-19-