Form 10-K
period 2013-09-30
PACIFIC OIL Co
filed 2014-03-11
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

Commission file number: 333-144504

Pacific Oil Company

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4057712
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9500 W. Flamingo Rd. Suite 205

Las Vegas, NV 89147

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 1 888 303 2272

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [x]  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [x]   .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer .	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

For the year ended September 30, 2013, the issuer had revenues of $0.

The Company’s common stock, $.001 par value is traded on the OTCQB.

Aggregate market value of voting common equity held by non-affiliates as of March 31, 2013: $4,720,500

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 5, 2014 was 60,057,490 shares.

Table of Contents

Pacific Oil Company

Form 10-K Annual Report
Table of Contents

Table of Contents	2

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Pacific Oil Company.

Table of Contents	3

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Pacific Oil Company is a junior energy company with established production and assets within the center of Canada's highest reserve epicenters; the oil boom provinces of Alberta and now Saskatchewan .. Pacific Oil has recently entered into an agreement to purchase producing assets in the above listed areas of Alberta and Saskatchewan. This purchase was facilitated using the Company’s common stock. These assets are oil-producing assets and are currently shut in for financial reasons. Once a small financing is completed these assets can be turned back on and the Company believes that revenues can be generated in short period of time.

Pacific Oil operates under the notion that phase changes in commodity price cycles require different strategies and the Company will identify opportunities for growth regardless of phase. By acquiring previously producing oil and gas properties that require only cash injection to initiate production, the Company believes it will continue to unlock the upside potential of these acquired properties, leading to increased production and incremental reserves. The experienced team at Pacific has the expertise and proven execution required for success in today's rapidly changing energy sector.

Company History

The Company was originally incorporated in Nevada on December 5, 2005 as Kat Racing, Inc. On January 4, 2013, the Articles of Incorporation of the Company were amended to change the name of the Company to Prairie West Oil & Gas, Ltd. On July 26, 2013, the Company’s Articles of Incorporation were amended to change the name of the registrant to Pacific Oil Company.

Previous Business Model Under Kat Racing

From the Company’s inception until the Company’s transition into the oil and natural gas business in early 2013, Kat Racing designed, manufactured, marketed, sold and distributed custom off-road racing and recreational vehicles and provided marketing and lead services. Most of the Company’s activity during 2012 had been in the marketing and lead generation areas due to the downturn in the economy and the effect it has had on the market for high end off road racing vehicles.

Kat Racing’s goal was to provide the Company’s customers with cost-efficient high quality custom-built, off-road racing and recreational vehicles. These vehicles were assembled by an affiliate, Kat Metal Worx, Inc.  Kat Metal Worx is 100% owned by Kenny Thatcher who was previously the President of Kat Racing.  The arrangement between Kat Metal Worx and Kat Racing was as follows.  Kat Racing paid for the parts and materials to build the car.  Kat Metal Worx built all of the cars. There was no mark up on the materials or parts.  Kat Racing then marketed the products.   The profits from the sales were to be split 50/50 between Kat Racing and Kat Metal Worx. Kat Metal Worx, Inc. did not charge Kat Racing for any labor or overhead in building a car.

Kat Racing was engaged in the businesses of:

(1)	Designing, manufacturing, marketing and selling custom fabricated off-road racing and recreational vehicles to sports and recreational enthusiasts;
(2)	Providing a full-range of services that catered to the off-road automotive enthusiast, including post-purchase add-on customization and the installation of additional accessories; and
(3)	The restoration, repair, servicing of these vehicles.

During its affiliation with Kat Racing, Kat Metal built a total of 9 vehicles: 6 cars in '06, 1 in '07 and 2 cars were completed in '08.

Table of Contents	4

Prairie West Oil and Gas Ltd. and the Company’s Transition into Oil and Gas

As the market for high end off road vehicles suffered due to the downturn in the economy, the Company’s management began to look for acquisitions and other opportunities outside of its market. Through its contact with Anthony Sarvucci, an executive with substantial experience in the oil and natural gas sectors, Kat Racing sought to arrange the purchase of certain oil and gas properties which were owned by Prairie West Oil and Gas Ltd., a Canadian company through a share exchange.

Pursuant to this transaction, the Company changed its name from Kat Racing to Prairie West Oil and Gas Ltd. and Mr. Sarvucci was asked by the Company’s Board of Directors to join the Company as President, in order to oversee its expansion into the oil and gas business. To secure Mr. Sarvucci’s employment, the Company offered Mr. Sarvucci 38,100,000 on October 1, 2013 shares to help secure certain assets the Company needed to launch its oil and gas operations.

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada) (“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock.

As reported in the Company’s 8-K dated July 9, 2013, due to the Company’s inability to secure adequate financing the Exchange Agreement between the parties dated January 22, 2013 was terminated in its entirety as the conditions for closing never occurred and the transaction was never closed.  Both parties were returned to their status before this agreement was signed. Even though the transaction did not close, Prairie Canada consented to the Company’s continued use of the Prairie West name, and negotiations continued as both parties sought a way to make the transaction work.

Continued Negotiations with Prairie Canada and the Emporium Group

Due to Mr. Sarvucci’s contacts in the industry, the Company continued to pursue the acquisition of oil and gas assets. Prairie Canada owned certain assets which were mortgaged to the Emporium Group, S.A., a Panamanian company which lent funds to purchase and drill the properties. Due to lack of additional funding from the public markets and the closure of the Frankfurt Open Market, Prairie Canada was unable to raise the additional funding they required to repay the Emporium loan and further develop these properties.

Therefore the Emporium Group repossessed the assets that they had lent on and they were looking for some help in liquidating the assets they had seized. Mr. Sarvucci contacted Emporium and was able to arrange the purchase of a minority interest in two former Prairie Canada assets.

The Company arranged the purchase of the Maidstone heavy oil project (“Sundance Project”) and the Shackelton gas project(“Lacadena Project”) in an agreement signed following the end of the Company’s fiscal year, on November 8, 2013,with an effective date of March 3, 2014 (the “Effective Date”). On the Effective Date the Company will purchase the assets from Emporium using the Company’s common stock.

Sundance Project

Pacific Oil has arranged the purchase of 36% of the Sundance Project with the November 8, 2013 agreement. Currently the Company is negotiating to acquire the other 64% of the project’s ownership and operatorship from a bankruptcy trustee because the joint venture partner/operator on the project, Western Plains Petroleum, Ltd., is currently in bankruptcy. Due to the bankruptcy, Western Plains’ assets are frozen, Western Plains is not operating, and thus the project is not creating revenue. The Sundance Project’s oil wells are historically revenue generating but currently production has ceased due to the bankruptcy of Western Plains.

Lacadena Project

With the November 8, 2013 agreement, Pacific Oil has also arranged the purchase of 100% of the Lacadena Project. This project is a 9600 acre gas project that currently has 27 drilled gas wells which have been temporarily taken offline, or “shut in” and money is needed to reactivate these gas wells. As gas wells sit over time, the process to reactivate becomes more difficult as pressure testing and clean out of well bores is important for the longevity of the wells. At this time Pacific Oil’s goal is to reactivate approximately 10 of the 27 wells and to spend approximately $5,000 to $7,000 USD per well in that process. The Company believes this represents a small amount of money to clean up the wells and bring them back on to production, and this is the reason the Company will continue negotiations with the bankruptcy trustee to purchase Western Plains’ ownership and operatorship from the bankruptcy estate.

GrantThornton serves as Trustee in the bankruptcy proceeding, which was commenced on or about August 26, 2013 in the Court of Queen’s Bench, Calgary, Canada under Case Number 25-1782064.

Table of Contents	5

Operatorship of Oil and Gas Wells

Historically, Pacific Oil has relied on other operators in the area of the wells to both generate production and to carry the required insurance necessary to operate in this area. Most of the time, these arrangements are joint ventures in which the operators hold an ownership stake in the property. Due to the situation with Western Plains, whose creditor issues have shut down production on two projects which would otherwise be producing, the Board of Directors feels this presents an opportunity for Pacific Oil, and has made the decision to apply for operatorship in Saskatchewan.

Pacific Oil Company’s Oil and Gas Business Model

1) Develop to full potential through lower risk 'developmental drilling' the Company's current long term developmental projects.

2) Acquire oil and gas producing properties that have proven reserves and established in-field drilling locations through a combination of cash, debt, and equity.  Positive metrics and the ability to enhance for maximum production efficiency is key. In addition, there must be the opportunity to streamline operational costs, and overhead with the goal maximizing profits.

3) Add value and reserves through the identification of plays and prospects which demonstrate attractive metrics and a high chance of success.

4) Focus operational efforts around today's technological advancements so that the Company can effectively maximize return on capital invested by reducing drilling risk and enhancing ability to cost effectively grow reserves and production volumes.

5) Keep operational costs to the lowest possible levels through a streamlined operational and management process.

6) Continue to practice strict fiscal discipline, as the Company’s management team is experienced enough to know that a large debt load can easily be the end of a junior energy corporation. Pacific has been able to accomplish all it has done to date with no bank or institutional financing.

7) Continue to have strong due diligence control mechanisms in place in regards to potential acquisitions.

8) Continue to mitigate risk through diversification and expertise.

9) Successfully raise capital through the public markets to further finance company goals and objectives.

10) Remain fully transparent to shareholders through open communication, regular updates and filings.

Employees

At September 30, 2013, the Company had three full time employees that have dedicated their time for no compensation to date. The Company’s officers and directors, had not taken any salary as of September 30, 2013.  None of its employees were represented by a collective bargaining arrangement.

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

Table of Contents	6

ITEM 1A. RISK FACTORS.

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

PACIFIC OIL MANY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

The Company has limited capital resources.  Unless the Company begins to generate sufficient revenues to finance operations as a going concern, Pacific Oil may experience liquidity and solvency problems.  While the Company does not foresee such difficulties in the next 12 months, liquidity and solvency problems may force Pacific Oil to go out of business if additional financing is not available.

COMPLIANCE WITH FEDERAL, STATE AND LOCAL GOVERNMENT REGULATIONS EFFECTING PRODUCTION

Government Regulation

Our business is significantly affected by foreign and domestic laws and regulations at the federal, provincial, state and local levels relating to the oil, natural gas and mining industries, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, could significantly affect our business. We cannot predict changes in the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our future operations or earnings. We also are not able to predict the extent to which new laws and regulations will be adopted or whether such new laws and regulations may impose more stringent or costly restrictions on our operations.

We depend on the demand for our oil and natural gas products. This demand is affected by changing taxes, price controls and laws and regulations relating to the oil and natural gas industry generally, including those specifically directed to oilfield operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in areas where we operate could also adversely affect our operations by limiting demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations or enforcement.

Our operations are subject to numerous stringent and comprehensive foreign, federal, provincial, state and local environmental laws and regulations governing the release or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly yet critical. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, modification or cessation of operations, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with existing environmental laws and regulations and we do not anticipate that future compliance with existing environmental laws and regulations will have a material effect on our operations.  However, there can be no assurance that substantial costs for compliance or penalties for non-compliance with these existing requirements will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies or more stringent enforcement of existing environmental laws and regulations, could result in additional costs or liabilities that we cannot currently quantify.

For example, in Canada, the Federal Government in September 2010 appointed an Oil Sands Advisory Panel to review and comment upon existing scientific studies and literature regarding water monitoring in the Lower Athabasca region and provide recommendations for improving such monitoring.  The Oil Sands Advisory Panel presented its final report to the Minister of the Environment in December 2010.  In response to this report, Environment Canada, with input from the government of Alberta through Alberta Environment, developed an environmental monitoring plan specific to the oil sands with respect to water, air quality and biodiversity.  Further, in January 2011, the Province of Alberta established a Provincial Environmental Monitoring Panel with a mandate to recommend a world class environmental evaluation, monitoring and reporting system, generally for the Province and specifically for the lower Athabasca Region where oil sands are produced.  This panel issued its recommendations to the Alberta Minister of the Environment in July 2011.  In 2012, the governments of Canada and Alberta released the Joint Canada-Alberta Implementation Plan for Oil Sands Monitoring that will be phased in between 2012 and 2015.  The costs of implementing this plan are to be funded by industry.

Table of Contents	7

As this new monitoring regime is implemented, the increased levels of monitoring and enforcement may increase costs for us and our customers and reduce activity and demand for our services. Further, the Province of Alberta released its new Clean Air Strategy in October 2012 which it proposes to implement beginning in 2013.  The implementation of this strategy along with Alberta’s continued implementation of its regulatory changes to oil and oil sands regulation may result in additional costs or liabilities for our customers’ operations.

ENVIRONMENTAL RISK ASSOCIATED WITH PRODUCTION LIABILITIES

Our business operations are subject to a number of federal, state and local environmental laws and regulations. Although we believe that our operations and facilities are in material compliance with such laws and regulations, the risk of environmental liabilities cannot be completely eliminated. There can be no assurance that future changes in such laws, regulations or the nature of our operations will not require us to make significant additional capital expenditures to ensure compliance in the future. Our failure to comply with environmental laws could result in the termination of our operations, impositions of fines, or liabilities in excess of our capital resources. We do not maintain environmental liability insurance, and if we are required to pay the expenses related to any environmental liabilities, such expenses could have a material adverse effect on our operations.

We are subject to extensive and costly environmental laws and regulations that may require us to take actions that will adversely affect our results of operations.

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. If existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the issuance of administrative, civil and criminal penalties; denial or revocation of permits or other authorizations; reduction or cessation in operations; and performance of site investigatory, remedial or other corrective actions.

An accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

There is inherent risk of environmental costs and liabilities in our business as a result of our handling of petroleum hydrocarbons, because of air emissions and waste water discharges related to our operations, and due to historical industry operations and waste disposal practices. Certain environmental statutes impose joint and several, strict liability for these costs. For example, an accidental release by us in the performance of well site services at one of our customers’ sites could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may not be able to recover some or any of these costs from insurance.

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of any change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Significant focus is being made on companies that are active producers of depleting natural resources.

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of foreign, U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could: result in increased costs associated with our operations;increase other costs to our business;adversely impact overall drilling activity in the areas in which we operate;reduce the demand for carbon-based fuels; and reduce the demand for our oil and gas.

Any adoption of these or similar proposals by foreign, U.S. federal, regional or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services.

Table of Contents	8

Currently proposed legislative changes, including changes to tax laws and regulations, could materially, negatively impact the Company by increasing the costs of doing business and decreasing the demand for our products.

RISKS ASSOCIATED WITH OIL AND GAS OPERATIONS

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our region of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second and, to a lesser extent, third quarters. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We are exposed to risks relating to subcontractors’ or joint venture partner's performance in some of our projects.

In many cases, we may joint venture with an operator or otherwise subcontract the operations of our properties. While we seek to obtain appropriate indemnities and guarantees from these operators or subcontractors, we remain ultimately responsible for the performance of our subcontractors. Industrial disputes, natural disasters, financial failure or default or inadequate performance in the provision of services, or the inability to provide services by such operators or subcontractors has the potential to materially adversely affect us.

Our inability to control the inherent risks of identifying, acquiring and integrating additional oil and gas properties could adversely affect our operations.

Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our growth strategy. We may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.

We may not have adequate insurance for potential liabilities.

Our operations are subject to many hazards. We face the following risks under our insurance coverage: we may not be able to continue to obtain insurance on commercially reasonable terms;we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination or terrorist attacks;the dollar amounts of any liabilities may exceed our policy limits;the counterparties to our insurance contracts may pose credit risks; and

We may incur losses from interruption of our business that exceed our insurance coverage.

Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position.

We are subject to litigation risks that may not be covered by insurance.

In the ordinary course of business, we may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our operations. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

Our oilfield operations involve a variety of operating hazards and risks that could cause losses.

Our operations are subject to the hazards inherent in the oilfield business. These include, but are not limited to, equipment defects, blowouts, explosions, fires, collisions, capsizing and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards as part of our ongoing business operations. The occurrence of a significant event not fully insured or indemnified against or the failure of a joint venture partner or operator to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

Table of Contents	9

RELIANCE UPON KEY PERSONNEL AND NECESSITY OF ADDITIONAL PERSONNEL

The Company will be substantially dependent upon the individuals who comprise current management and other key personnel of the Company, including the expertise and abilities of Anthony Sarvucci and Edward Loven As compared to many other companies, the Company does not have a depth of managerial and technical personnel. Accordingly, there is a greater likelihood that loss of the services of any of these persons would also have a material adverse impact upon the Company. The Company believes that its future success will also depend in large part on its ability to attract and retain highly skilled management. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. Failure to attract and retain such personnel could have a material adverse effect on the Company’s operations and its financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company has ownership stakes in two properties (as discussed above) which are oil and gas mineral leases. Our executive offices are located at 9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Table of Contents	10

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information .. Our Common Stock is trading on the OTC Markets: OTCQB.  No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders . As of September 30, 2013, there were 12 record holders of all of our issued and outstanding shares of Common Stock.

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

Pacific Oil Company was incorporated on December 5, 2005.  As of the date of this document, we have generated no revenues and substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

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

Pacific Oil’s management expects to conduct research and development on the existing oil and gas properties. As additional financing becomes available, the Company believes that the current properties can be further developed through new drilling and cleaning-out of existing wells, thus creating more production.

Pacific Oil Company currently owns certain equipment that it received with the acquisition of interest in the two oil and gas properties. The Company may seek to purchase new equipment in the near future, if it feels that such purchases may increase production due to newer technology or better equipment. As of September 30, 2013, the Company did not have specific plans to buy or sell any plant or equipment.

Our management does not anticipate any significant changes in the number of employees in the next 12 months, as the Company’s key personnel have the ability to outsource current operations.  Currently, we believe the services provided by our officers and directors are sufficient at this time.

We have not paid for expenses on behalf of any director.  Additionally, we believe that this practice will not materially change.

Table of Contents	11

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $31,029 for the year ended September 30, 2013, as compared to a net loss of $34,453 for 2012. From the date of inception December 5, 2005, to September 30, 2013, the Company lost a total of $251,813. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company and with its minimal revenue. As of September 30, 2013, the Company had a cash of $820 compared to cash of $1,580 as September 30, 2012.

For the most recent fiscal year, 2013, the Company incurred a loss in the amount of $31,029 and $34,453 for 2012. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to implement its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from December 5, 2005 (date of inception) through September 30, 2013, the Company has incurred an accumulated net loss of $251,813 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2013.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of September 30, 2013, the company was authorized to issue 300,000,000 shares of common stock.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of September 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Table of Contents	12

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

1.	We did not maintain appropriate cash controls – As of September 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.	We did not implement appropriate information technology controls – As at September 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Table of Contents	13

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2013:

Name	Age	Position	Period of Service(1)
Anthony Sarvucci	43	President, Director	Since January 2013
Ed Loven	58	Secretary, Treasurer, Director	Since October 2013*

Notes:

(1)	A Director will hold office until the next annual meeting of the stockholders, which shall be held in January of 2014. At the present time, Officers are appointed by the Board of Directors and will hold office until he or she resigns or is removed from office. The maximum number of directors we are authorized to have is at the discretion of the Board of Directors. However, in no event may we have less than one director. Although we anticipate appointing additional directors, we have not identified any such person(s).

(2)	Former officers and directors, Kenny Thatcher and Julie Bauman, held their respective offices/positions from December 2005 until January 2013, when they resigned. Anthony Sarvucci has held his respective officer/director positions since January 2013. Ed Loven has held his respective officer/director positions since October 2013 when he replaced Paula Pearce. Ms. Pearce served as a director from January 2013 until October 2013. The current officers and directors and are expected to continue to hold their offices/positions until the next annual meeting of our stockholders. At the date of this prospectus, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Anthony Sarvucci –Director and President

A results driven professional with vast industry experience in both the energy and investment banking sector Mr. Sarvucci has a proven track record of success. Mr. Sarvucci brings to Pacific Oil a wealth of worldwide contacts and relationships established over years as the CEO of a public energy service company and more recently as a highly sought after consultant. Mr. Sarvucci works every day towards making sure the goals of Pacific Oil are achieved both on time and on budget.

Previous Experience:

2013 -Present

Anthony co-founded Pacific Oil and Gas Ltd. He currently serves as the company's president and is a member of the board of directors. Pacific Oil is a producing Alberta based oil and gas company that is well diversified in Heavy Oil, Light Oil and Natural gas. Moving forward, Anthony is focused on continually increasing operational efficiency in regards to the company's current assets. With an eye to the future and a strong desire to lower overall risk, Anthony is looking to expand Pacific Oil into the US oil and gas sector as soon as a deal can be found that is favorable to both the company and its shareholders.

2004-2013

During this period Anthony acted as a highly sought after freelance consultant. Working hand in hand with several Public companies, Anthony was successful in providing strategic financing options through the global market place. With a focus on Europe and South America, Anthony broadened the financial possibilities for these North American based companies and in each case was able to increase their access to capital with the goal of securing the necessary funds for growth.

Table of Contents	14

2001-2004

In 2001 Anthony founded Prelude Ventures. Prelude was an oil and gas service company that was publicly traded on a US exchange. From 2001 to 2004 Anthony guided Prelude Ventures in the purchase several Canadian and US based Petroleum Service and Petroleum product related companies. In 2004 Anthony stepped down from the position of President and CEO and handed the company off to Alliance Petroleum, based out of Chicago Illinois.

1996-2001

Acted as a consultant to private companies wanting to raise money and go public on the various US exchanges. During this time Anthony worked with numerous companies that spanned all sectors of the market. These sectors include; entertainment, mining, petroleum, textile and numerous others. Near the end of this period is when Anthony developed a passion for energy service and production companies.

1993-1996

Anthony worked with a private equity group based group out of the Newport Beach California. At his time with the group his primarily duties revolved around the investment of capital in commodities and currencies on the CME (Chicago Mercantile Exchange) on a daily basis.

1991-1993

Anthony started work as a broker’s assistant with Brentwood National and the Camden Group. Located in Newport Beach California, Anthony sold Investments in RTC (Resolution Trust Corporation Properties).

Ed Loven --Director, Secretary and Treasurer

Mr. Loven has 30 years of experience in the oil & gas industry with focus on seismic assets related to exploration and commercial exploitation. Mr. Loven was a partner at The Sandex Group since 1985 and was directly responsible for the company’s success related to the structuring, negotiating and completion of large seismic purchase transactions and oil and gas exploration successes. Mr. Loven has extensive industry experience throughout the Western Canadian Basin and Territories.

Mr. Loven is presently an active member of Discovery Drilling Funds, focusing on E & P opportunities in North America and internationally.

Mr. Loven has become an industry leader in developing corporate relations and has worked on development teams implementing corporate structure, policy, and exploration strategies. Mr. Loven is currently working to design in cooperation with the company a long term strategy for the further acquisition of land and exploitation of resources.

Garry Pearce – Advisor

A seasoned business veteran Mr. Pearce brings to Pacific Oil over 35 years of experience in the areas of both asset and operations management.

A former Vice President of Business Development for Investicare Group and a former Executive Director of the United Way he is fully in his comfort zone being at the helm of large scale companies and capital intense projects.

Garry has been involved in several Junior Oil & Gas companies in the role of a venture capitalist and adviser over the past 10 years.

Always looking to give back to the community in his free time Garry continues to provide consultation for the Salvation Army, the United Way, and the Baptist Church with the goal of streamlining their Social and Development programs.

Previous Experience:

2008- 2012

Garry is the co-founder and current chairman of Pacific Oil and Gas. As the former President of the company, Mr. Pearce guided the company since its inception and helped to grow the company's asset base to over $22,957,000 (Undiscounted) in just three short years. Still an active member of Team Pacific Oil Garry will continue to advise and provide his expertise in the years moving forward.

Table of Contents	15

2000-2008

Realtor –An active member of the Calgary Real Estate Board

•	Worked as an associate with Premiere Realty
•	Specialized in Condo and single family residential in North West Calgary

2002 – 2005

Connecting Care – Partner and V. P. Business development

•	Established the strategic plan and direction for growth of the company
•	Worked with owners/developers to negotiate management contracts both for existing facilities and proposed senior assisted living facilities
•	Assisted with design and set-up of operations

1998 – 2001

Regional Manager – Origin Adult Communities, Calgary

Responsible for three senior retirement living communities in Calgary – Trinity Lodge, The Lodge at Valley Ridge, and Lake Bonavista Village.

This role encompassed:

•	Management and direction of the activities of the Regional Office staff
•	Responsibility for the day to day operations of the Calgary Origin Adult Communities through the Lodge managers
•	Responsibility for all senior level Human Resource functions
•	Oversaw accounting functions including operating and capital budgets, inventory, accounts receivable and accounts payable
•	Ensured that Origin policies were implemented on a consistent basis throughout the region

1996 – 2000

General Manager – Trinity Lodge, Calgary

Provided leadership, direction and guidance based on the organization's strategic plan and philosphy.

Duties Included

•	Budgeting, revenue and expenditures;
•	Provision of high quality housing services and long term operational planning to ensure the viability of the organization;
•	Provides visible leadership in the daily operation of the lodge;
•	An effective team player, motivating the senior management group;
•	External representation, communication, and liaison for the organization’s goals, and objectives.

1990 – 1996

Director of Development - The Baptist Union of Western Canada, Calgary

•	Served as field staff for the Baptist Union Foundation Fund
•	Staff member of the Finance Committee of The Baptist Union of Western Canada
•	Established the denominational Development Office
•	Provided support services to The Baptist Leadership School Development Committees
•	Established the major gift and planned giving program
•	Co-ordinated capital funding campaigns for BUWC churches
•	Provided leadership in the area of stewardship education
•	Lead money management seminars
•	Lead and coordinated planned giving seminars

1987 -1990

Executive Director – The United Way of Regina

Table of Contents	16

•	Implemented policies established by The Board of Directors
•	Assisted in establishing goals, objectives and program development of The United Way
•	Provided leadership in the areas of fund-raising, agency relations, public relations, and community planning
•	Managed, staffed and administered the organization in accordance with accepted practices

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended September 30, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Anthony Sarvucci and Edward Loven are our only officers and directors.  They do not receive any regular compensation for their services rendered on our behalf. They did not receive any compensation during the year ended September 30, 2013. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

Table of Contents	17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Class	Name & Address of Certain Beneficial Owners	Amount of Beneficial Ownership	Percent of Class

Common	Anthony Sarvucci, 224-24881 Alicia Parkway Laguna Hills, CA 92653	23,000	40%
Common	Julie Bauman 10120 W. Flamingo Rd. Suite 205 Las Vegas, Nevada 89147	4,000	6.9%
Common	Kristine Bauman 8220 Omni Court Las Vegas, NV 89149	20,000	34.8%

Common	Officers and Directors as a Group		87.1%

*The Company’s common stock underwent a 100 for 1 reverse split which was effective on September 16, 2013.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 30, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists solely of Anthony Sarvucci and Edward Loven. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

M&K CPAS, PLLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,250 for the fiscal years ended September 30, 2013 and 2012.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Table of Contents	18

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (2013 and 2012)
•	Balance Sheets at September 30, 2013 and 2012
•	Statements of Operations for the years ended September 30, 2013 and 2012 and for the cumulative period from December 5, 2005 (Date of Inception) to September 30, 2013
•	Statements of Changes in Shareholders’ Deficiency for the period from December 5, 2005 (Date of Inception) to September 30, 2013
•	Statements of Cash Flows for the years ended September 30, 2013 and 2012 and for the cumulative period from December 5, 2005 (Date of Inception) to September 30, 2013
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

ExhibitNo.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

Table of Contents	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Oil Company

(formerly Kat Racing, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Pacific Oil Company (formerly known as Kat Racing, Inc, a Development Stage Company) as of September 30, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended September 30, 2013 and 2012 and for the period from December, 2005 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Oil Company as of September 30, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred an accumulated net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 11, 2014

Table of Contents	20

PACIFIC OIL COMPANY (formerly Kat Racing, Inc.)
(A Development Stage Company)
Balance Sheets
	September 30,	September 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$820	$1,580

Total Current Assets	820	1,580

TOTAL ASSETS	$820	$1,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	746	—
Accounts payable-related party	$121,079	$100,467

Total Current Liabilities	121,825	100,467

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized, 57,490 shares issued and outstanding	57	57
Additional paid-in capital	130,751	121,841
Deficit accumulated during the development stage	(251,813)	(220,784)

Total Stockholders' Equity (Deficit)	(121,005)	(98,886)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$820	$1,580
The accompanying notes are an integral part of these financial statements.

Table of Contents	21

PACIFIC OIL COMPANY (formerly Kat Racing, Inc.)
(A Development Stage Company)
Statements of Operations
			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2013	2012	2013

REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS MARGIN	—	—	—

OPERATING EXPENSES

General and administrative	7,069	4,627	159,707
Professional Fees	15,050	28,065	88,958

Total Operating Expenses	22,119	33,558	248,665

OTHER INCOME (EXPENSE)

Related party income	—	5,999	22,409
Interest expense	(8,910)	(6,894)	(25,557)

Total Other Income (Expense)	(8,910)	(895)	(3,148)

LOSS BEFORE INCOME TAXES	(31,029)	(34,453)	(251,813)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(31,029)	$(34,453)	$(251,813)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	57,490	57,490
The accompanying notes are an integral part of these financial statements.

Table of Contents	22

PACIFIC OIL COMPANY (formerly Kat Racing, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity
				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-In	During the	Stockholders'
	Shares	Amount	Capital	Development	Equity

Balance, December 5, 2005 (inception)	—	$—	$—	$—	$—

Common stock issued for cash at $0.00375 per share	40,000	40	14,960	—	15,000
Common stock issued for services	3,000	3	297	—	300
Common stock issued for cash at $0.05 per share	10,490	10	52,440	—	52,450
Common stock issued for contributed capital	4,000	4	35,496	—	35,500
Net Loss for the year ended September 30, 2006	—	—		(14,420)	(14,420)
Balance, September 30, 2006	57,490	$57	$103,193	$(14,420)	$88,830

Imputed interest on related party payable			1,010		1,010
Net Loss for the year ended September 30, 2007				(105,271)	(105,271)
Balance, September 30, 2007	57,490	$57	$104,203	$(119,691)	$(15,431)

Imputed interest on related party payable			1,152		1,152
Net loss for the year September 30, 2008	—	—	—	(9,682)	(9,682)
Balance, September 30, 2008	57,490	$57	$105,355	$(129,373)	$(23,961)

Imputed interest on related party payable			1,374		1,374
Net loss for the year September 30, 2009	—	—	—	(1,582)	(1,582)
Balance, September 30, 2009	57,490	$57	$106,729	$(130,955)	$(24,169)

Contributed Capital			2,000		2,000
Imputed interest on related party payable			1,551		1,551
Net loss for the year September 30, 2010	—	—	—	(21,529)	(21,529)
Balance, September 30, 2010	57,490	$57	110,280	$(152,484)	$(42,147)

Imputed interest on related party payable			4,666		4,666
Net loss for the year September 30, 2011	—	—	—	(33,847)	(33,847)
Balance, September 30, 2011	57,490	$57	114,946	$(186,331)	$(71,328)

Imputed interest on related party payable			6,895		6,895
Net loss for the year September 30, 2012	—	—	—	(34,453)	(34,453)
Balance, September 30, 2012	57,490	$57	$121,841	$(220,784)	$(98,886)

Imputed interest on related party payable			8,910		8,910
Net loss for the year September 30, 2013	—	—	—	(31,029)	(31,029)
Balance, September 30, 2013	57,490	$57	$130,751	$(251,813)	$(121,005)

The accompanying notes are an integral part of these financial statements.

Table of Contents	23

PACIFIC OIL COMPANY (formerly Kat Racing, Inc.)
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(31,029)	$(34,453)	$(251,813)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	—	—	300
Imputed interest	8,910	6,894	25,557
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	746	(2114)	746
Net Cash Used in Operating Activities	(21,373)	(29,673)	(225,210)
INVESTING ACTIVITIES	—	—	—
FINANCING ACTIVITIES
Borrowing from related parties	21,790	28,580	122,258
Repayment to related parties	(1,178)	(1,178)
Common stock issued for cash	—	—	67,450
Contributed capital	—	—	37,500
Net Cash Provided by Financing Activities	20,612	28,580	226,030
NET DECREASE IN CASH	(761)	(1,093)	820
CASH AT BEGINNING OF PERIOD	1,580	2,673	—
CASH AT END OF PERIOD	$820	$1,580	$820
The accompanying notes are an integral part of these financial statements.

Table of Contents	24

PACIFIC OIL COMPANY (formerly Kat Racing, Inc.)
(A Development Stage Company)
Statements of Cash Flows

From Inception
on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2013	2012	2013
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	25

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Pacific Oil Company (the Company) was incorporated in the State of Nevada on December 5, 2005 as Kat Racing, Inc. The Company is engaged in the principal business activity of the identifying, acquiring, owning and operating oil and gas properties in western Canada. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013 and 2012.

	Loss		Basic (Loss) Per Share
	(Numerator)(Denominator)	Shares	Amount
For the Year Ended:
September 30, 2013	(31,029)	57,490	$(0.01)
September 30, 2012	(34,453)	5,749,000	$(0.01)

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

Table of Contents	26

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments as of September 30, 2013 and 2012 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, and related party payables.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table presents assets that are measured and recognized at fair values as of September 30, 2013 and 2012 on a non-recurring basis:

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

The provision for income taxes differes from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

Table of Contents	27

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	September 30, 2013 $	September 30, 2012 $
Income tax expense at statutory rate	12,101	13, 437
Common stock issued for services	-0-	-0-
Valuation allowance	(12,101)	(13,437)

Income tax expense per books	-0-	-0-

Net deferred tax asserts consist of the following components as of:

	September 30, 2013 $	September 30, 2012 $
Deferred tax asset	98,207	86,106
Valuation allowance	(98,207)	(86,106)

Net deferred tax asset	-0-	-0-

Income Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards begin to expire in 2025. The Company has no uncertain tax provisions.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended September 30, 2013 and 2012.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2013 and 2012.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  There were no cash equivalents as of September 30, 2013 or 2012.

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

Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Table of Contents	28

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of September 30, 2013 and 2012, there were no deposits in excess of federally insured limits.

Stock-based compensation.

Stock-based awards to non-employees are accounted for using the fair value method.

The Company adopted provisions which require that we measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

The Company has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company will calculate the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting therefore no charge is required for the periods presented. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that are using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by FASB standards.  The standard requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as December 5, 2005.  Since inception, the Company has incurred a net loss of $251,813. Management has provided financial data since December 5, 2005, “Inception”, in the financial statements.

Recent Account Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

Table of Contents	29

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations

Table of Contents	30

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

On August 13, 2006, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under.  The Company sold 1,049,000 shares of its $0.001 par value common stock at a price of $0.05 per share for $52,450 in cash.  There were no common stock sales or other transactions that took place between September 30, 2006 and September 30, 2013.

On April 25, 2013 the board of director authorized a reverse stock split of 1 for 100. All shares amount have been adjusted for retroactively.

3. RELATED PARTY TRANSACTIONS

The Company recognized related party income in the amounts of $0 and $5,999 for the fiscal years ended September 30, 2013 and 2012, respectively. In 2012, this income was from marketing services and lead generation provided to entities controlled by Mike Zulliani who was a shareholder of Kat Racing, prior to its transition into Pacific Oil Company This was classified as other income in the income statement since the services performed are not a part of the Company’s regular operations.

As of September 30, 2013, the Company had received $121,079 and $100,467 as of September 30, 2013 and 2012, respectively as advances from related parties to fund ongoing operations. The related party payable is non-interest bearing, unsecured and due upon demand.   During the fiscal year ended September 30, 2013 the company received related party borrowing of $21,790 and repayment of $1,178. The Company has recorded imputed interest expense of $8,910 and $6,894 for the fiscal years ending September 30, 2013 and 2012, respectively, as additional paid in capital.

4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $251,813 as of September 30, 2013.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  The preceding raises substantial doubt about the Company’s ability to continue as a going concern.

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

5. SUBSEQUENT EVENTS

Following the date of this Report, the Company’s total issued and outstanding shares of common stock increased from a post-reverse-split total of 57,490 as of September 30, 2013 to 60,057,490.

Of this total, 38,100,000 shares of restricted common stock was issuedto Anthony Sarvucci for services in connection with the acquisition of the Company’s oil and gas properties, was issued to him on October 8, 2013.

Additionally, a total of 21,900,000 shares of common stock was converted from a Promissory Note the Company issued to Julie Bauman, who served as an officer and director of the Company from its inception in 2005 until her resignation in January of 2013.

Table of Contents	31

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

5. SUBSEQUENT EVENTS (Continued)

The Promissory Note was issued by the Company on July 1, 2013 for a debt which was past due as of January 1, 2013. The debt owed to Ms. Bauman was for the reimbursement of monies she contributed to the Company from 2005 through January 1, 2013 for general and administrative expenses, including costs for legal, accounting, and audit fees. Such monies were recorded by the Company to its auditors on an annual basis during that time period and are shown in the Company’s prior filings. On October 9, 2013, the Company’s Board of Directors approved the assignment of portions of the Note to other parties, and the Company entered into Conversion Agreements with Ms. Bauman and six other parties, which resulted in conversion of such debt, and the issuance of 21,900,000 shares of common stock.

As shown above in Item 1, Business, the agreement(s) in which Pacific Oil negotiated the purchase of the Sundance Project and the Lacadena Project were signed on November 8, 2013, following the end of the Company’s September 30, 2013 fiscal year.

Table of Contents	32

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Oil Company

Date: February 28, 2014
/s/ Anthony Sarvucci
By: Anthony Sarvucci, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2014
/s/ Anthony Sarvucci
By: Anthony Sarvucci, President and Director
(Principal Executive Officer)

Date: March 11, 2014
/s/ Edward Loven
By: Edward Loven, Chief Financial Officer
(Principal Financial and Accounting Officer)

Table of Contents	33