Form 10-Q
period 2013-12-31
PACIFIC OIL Co
filed 2014-04-03
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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
Registrant's Phone: 1-888-303-2272

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

As of March 31, 2014, the issuer had 60,079,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013 (unaudited) and September 30, 2013

C O N T E N T S

Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013 (restated)	4
Statements of Operations for the three months ended
December 31, 2013 and 2012 and for the period from
inception (Dec. 5, 2005) through December 31, 2013(unaudited)	5
Statements of Cash Flows for the three months ended
December 31, 2013 and 2012 and for the period from
inception (Dec. 5, 2005) through December 31, 2013 (unaudited)	6
Statements of Stockholders’ Equity for the period from inception (December 5, 2005) through
December 31, 2013	7
Notes to the Financial Statements (unaudited)	8

                            PACIFIC OIL COMPANY

(A Development Stage Company)

Balance Sheets

	December 30,	September 30,
	2013	2013
ASSETS	(unaudited)	(restated)
CURRENT ASSETS

Cash	$782	$820

Total Current Assets	782	820

TOTAL ASSETS	$782	$820

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,802	$17,265
Advances payable-related party	43,255	43,255
Convertible Note payable - related party, net of discount of $0 and $57,618
as of December 31, 2013 and September 30, 2013, respectively	1,174	20,206
Derivative Liability	2,632	173,856

Total Current Liabilities	49,863	254,582

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 60,080,371 and 57,490
shares issued and outstanding, respectively	60,079	57
Additional paid-in capital	629,972	130,751
Deficit accumulated during the development stage	(739,132)	(384,570)

Total Stockholders' Equity (Deficit)	(49,081)	(253,762)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$782	$820

The accompanying notes are an integral part of these financial statements

                      PACIFIC OIL COMPANY

               (A Development Stage Company)

Statements of Operations (unaudited)

	For the Three		From Inception
	Months Ended		through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,093	6,725	91,051
Professional Fees	99,686	-	275,912
Total Operating Expenses	101,779	-	366,963

OTHER INCOME (EXPENSE)
Related Party Income	-	-	22,409
Interest expense	(59,273)	(2,228)	(105,036)
Change in Fair Value of Derivative	(252)	-	(96,284)
Loss on Debt Conversion	(193,258)	-	(193,258)
Total other income (expense)	(252,783)	(2,228)	(372,169)

NET LOSS	$(354,562)	$(2,228)	$(739,132)

BASIC LOSS PER SHARE	$0.01	$0.16

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	51,031,404	57,490

The accompanying notes are an integral part of these financial statements

PACIFIC OIL COMPANY

(A Development Stage Company)

Statements of Cash Flows (unaudited)

	For the Three Months Ended		From Inception Through December 31,

	December 31,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(354,562)	$(29,193)	$(739,132)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	-	-	300
Shares for Services	116,205	-	116,205
Amortization of discount on Convertible Note	57,618	-	77,824
Change in fair value of derivative	252	-	96,284
Loss on conversion of debt	193,258	-	193,258
Imputed interest	1,576	5,675	27,133
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(14,385)	(1,854)	2,880

Net Cash Used in Operating Activities	(38)	(25,372)	(225,248)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	-	24,500	122,258
Repayment on related party debt	-	-	(1,178)
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500

Net Cash Provided by Financing Activities	-	24,500	226,030

NET INCREASE (DECREASE) IN CASH	(38)	(872)	782

CASH AT BEGINNING OF PERIOD	820	2,987	-

CASH AT END OF PERIOD	$782	$2,115	$782

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

Non Cash Activities
Founder Shares	$38,100	$-	$38,100
Settlement of derivative	$464,499	$-	$464,499

The accompanying notes are an integral part of these financial statements

PACIFIC OIL COMPANY

(A Development Stage Company)
Statements of Stockholders’ Equity

(unaudited)

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-In	During the	Stockholders'
	Shares	Amount	Capital	Development	Equity

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for cash at
$0.00375 per share	4,000,000	4,000	11,000	-	15,000
Common stock issued for services	300,000	300	-	-	300
Common stock issued for cash
at $0.05 per share	1,049,000	1,049	51,401	-	52,450
Common stock issued for
contributed capital	400,000	400	35,100	-	35,500
Net loss from inception through
30-Sep-07	-	-	1,010	(119,661)	(118,681)
Balance, September 30, 2007	5,749,000	5,749	98,511	(119,691)	(15,431)

Imputed interest on related party payable	-	-	1,152	-	1,152
Net loss for the year September 30, 2008	-	-	-	(9,682)	(9,682)
Balance, September 30, 2008	5,749,000	5,749	99,663	(129,373)	(23,961)

Imputed interest on related party payable	-	-	1,374	-	1,374
Net loss for the year September 30, 2009	-	-	-	(1,582)	(1,582)
Balance, September 30, 2009	5,749,000	5,749	101,037	(130,955)	(24,169)

Contributed Capital	-	-	2,000	-	2,000
Imputed interest on related party payable	-	-	1,551	-	1,551
Net loss for the year September 30, 2010	-	-	-	(21,529)	(21,529)
Balance, September 30, 2010	5,749,000	5,749	104,588	(152,484)	(42,147)

Imputed interest on related party payable	-	-	4,666	-	4,666
Net loss for the year September 30, 2011	-	-	-	(33,847)	(33,847)
Balance, September 30, 2011	5,749,000	5,749	109,254	(186,331)	(71,328)

Imputed interest on related party payable	-	-	6,894	-	6,894
Net loss for the year September 30, 2012	-	-	-	(34,453)	(34,453)
Balance, September 30, 2012	5,749,000	5,749	116,149	(220,784)	(98,886)

Reverse Stock Split (100 for 1)	-	(5,692)	5,692	-	-
Imputed interest on related party payable	-	-	8,910	-	8,910
Net loss for the year September 30, 2013	-	-	-	(163,786)	(163,786)
Balance, September 30, 2013 (Restated)	57,490	57	130,751	(384,570)	(253,762)

Imputed interest on related party payable	-	-	1,576	-	1,576
Common stock issued for founders Shares
founders shares	38,100,000	38,100	(38,100)	-	-
Common stock issued for related party
conversion of note payable	21,900,000	21,900	54,750	-	76,650
Common stock issued for services	23,241	23	16,496	-	16,518
Settlement of Derivatives	-	-	464,499	-	464,499
Net loss as of December 31, 2013	-	-	-	(354,562)	(354,562)
Balance, December 31, 2013	60,080,731	$60,080	$629,972	$(739,132)	$(49,081)

The accompanying notes are an integral part of these financial statements

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements. The results of operations for the periods ended December 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of the period ended December 31, 2013 and September 30, 2013, there were no cash equivalents.

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”. ASC 915- 205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

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

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements. ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•

Level 1. Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 2,632	$ 252
Total	$ -	$ -	$ 2,632	$ 252

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 173,856	$ (96,032)
Total	$ -	$ -	$ 173,856	$ (96,032)

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months period ended December 31, 2013.

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

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Correction of an error in previously issued financial statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 5 of the footnotes to the financial statements presented herein.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had received $121,079 and $0 as of September 30, 2013 and December 31, 2013 as advances from related parties to fund ongoing operations. As of December 31, 2013 the related party payables balance is $44,429. The related party payable is non-interest bearing, unsecured and due upon demand. The Company has recorded imputed interest expense at 8% on the payable as additional paid in capital. For the three months ended December 31, 2013 the imputed interest was $1,576.

NOTE 5 - CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The error resulted from the Company not properly reporting convertible debt to a related party and the associated derivative liability. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 5 of the footnotes to the financial statements presented herein.

BALANCE SHEET		09/30/13
	As Filed	Adjustments		Restated Actual

Assets
Current assets
Cash	$820			$820
Total current assets	820			820

Total current assets	121,079			43,255

Total Assets	$121,899			$44,075

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$746	$16,519		$17,265
Account Payable-related party	121,079	(77,824)	(b)	43,255
Derivative Liability	-	173,856	(b)	173,856
Convertible note payable - related party, net of discount $57,618	-	20,206	(b)	20,206
Total current liabilities	121,825			254,582

Total Liabilities	121,825			254,582

Stockholders' Deficiency
Common Stock, $0.001 par value 300,000,000 Common Shares
Authorized 57,490 Common Shares issued and outstanding
as of September 30, 2013	57			57
Additional paid-in capital	130,751			130,751
Deficit accumulated during development stage	(251,813)	(132,757)	(a, b)	(384,570)
Total stockholders’ deficit	(121,005)			(253,762)

Total liabilities and stockholders’ equity	$820			$820

STATEMENT OF OPERATIONS

Revenue	$-			$-

OPERATING EXPENSE
Professional Fees	15,050	16,519	(a)	31,569
General and administrative expense	7,069			7,069
TOTAL OPERATING EXPENSE	22,119			38,638

OTHER INCOME (EXPENSE)
Related party income	-
Change in fair value of derivative	-	(96,032)	(b)	(96,032)
Interest Expense	(8,910)	(20,206)	(b)	(29,116)
Total Other Income (Expense)	(8,910)			(125,148)

LOSS BEFORE INCOME TAXES	(31,029)			(163,786)

Provision for income tax	-

Net Income (Loss)	$(31,029)			$(163,786)

Basic & Diluted (Loss) per Common Share:	(0.54)			(2.85)
Weighted Average Number of Common Shares:	$57,490			$57,490

(a) Relates to account payables
(b) Relates to derivative liability

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

NOTE 6 – DERIVATIVE LIABILITIES

As discussed in Note 7 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $2,632 and $173,856 at December 31, 2013 and September 30, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $252 and $0 for the three months ended December 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $252 for the three months ended December 31, 2013 consisted of a loss of $252 attributable to the fair value of attributable to the fair value of the convertible notes and settlement of derivative liability from conversion of $171,476.

The following presents the derivative liability value at December 30, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Convertible Note - Related party	$ 2,632	$ 173,856

	$ 2,632	$ 173,856

The following is a summary of changes in the fair market value of the derivative liability during the three months ended December 31, 2013 and the year ended September 30, 2013:

Balance, September 30, 2012	$ -
Increase in derivative value due to issuance of convertible note	168,812
Change in fair market value of derivative liabilities due to the mark to market adjustment	5,044
Balance, September 30, 2013	173,856
Debt Conversion	(171,476)
Change in fair market value of derivative liabilities due to the mark to market adjustment	252
Balance, December 31, 2013	$ 2,632

-

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended December 31, 2013 and the year ended September 30, 2013:

-

The underlying stock price was used as the fair value of the common stock;

-

The note amount as of issuance 7/1/13 and 9/30/13 was $77,823.50. The principal amounts of $20,650, $7,000, $10,500, $10,500, $8,750 and $8,750 were converted out by the various Note assignees on 10/4/13. The remaining principal balance as of 12/31/13 was $1,173.50.

-

Capital raising events are not a factor for this Note since it was unlikely that the Company would raise capital at less than 50% of market during the term which would reset the conversion feature;

-

It was assumed that the Company would not file a registration statement and it would not become effective.

-

The Issue would redeem based on availability of alternative financing, 0% of the time increasing 1.0% monthly to a maximum of 10%;

-

The Holder would convert over a six month term;

-

The projected annual volatility for each valuation period was based on the historic volatility of the company

-

Events of default were not modeled since there was no penalty for default

PACIFIC OIL COMPANY

(A Development Stage Company) Notes to Consolidated Financial Statements

December 31, 2013 (unaudited)

NOTE 7 – CONVERTIBLE NOTE – RELATED PARTIES

On July 1, 2013, the Company issued a convertible promissory note to a related party in the amount of $77,824 with no stated interest and maturity date.  The Convertible Note is convertible at 50% of the average of the 3 lowest trading prices for the last 20 trading days and contains dilutive reset provisions. The Holders have the right, and until any time until the Convertible Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Note, into fully paid and non-assessable shares of Common Stock. The variable conversion rate increases to 75% if a registration statement covering the underlying shares is filed and increases to 85% upon the registration statement becoming effective. See Note 6 for the derivative valuation.

During the period ended December 31, 2013 the Company had a note balance of $1,174.  Derivative liability for the same period was $2,632.  The reduction was due to conversion of $76,650 of debt for 29,100,000 shares of the Company’s common stock, see note 8.  As a result of conversion, the Company recognized a loss on conversion of $193,258.

NOTE 8 – COMMON STOCK

On October 1, 2013 the Company issued 38,100,000 shares to Anthony Sarvucci which resulted in a change in control of the Company.  The shares were valued as founder’s shares.

On October 4, 2013, the Company issued 29,100,000 as a result of a conversion on a note payable.  The total debt relieved was $76,650.  The Company issued 21,889,489 additional shares outside the term of the conversion; the excess shares were valued at $193,258 or $0.0088 per share, which is recorded as a loss on debt conversion. These shares were valued by a valuation expert as there had been no orderly trades of the Company’s stock to date.

On December 31, 2013, the Company issued 23,241 common stock for services performed. The Company valued the shares based on fair market value on the date of grant and recorded an expense of $116,205.

NOTE 9 – SUBSEQUENT EVENTS

There are no events subsequent to period ended December 31, 2013 that would warrant further disclosures.

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

Pursuant to this transaction, the Company changed its name from Kat Racing to Prairie West Oil and Gas Ltd. and Mr. Sarvucci was asked by the Company’s Board of Directors to join the Company as President, in order to oversee its expansion into the oil and gas business.  To secure Mr. Sarvucci’s employment, the Company offered Mr. Sarvucci 38,100,000 on October 1, 2013 shares to help secure certain assets the Company needed to launch its oil and gas operations

On January 22, 2013, Prairie West Oil & Gas, Ltd. (Nevada) (“Prairie Nevada”) entered into an exchange agreement to purchase 100% of the outstanding interests of Prairie West Oil & Gas, Ltd. (Canada) (“Prairie Canada”) in exchange for 5,000,000 common shares of Prairie Nevada stock.

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

Continued Negotiations with the Emporium Group

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

Employees

At December 31, 2013, the Company had three full time employees that have dedicated their time for no compensation to date.  The Company’s officers and directors had not taken any salary as of December 31, 2013.  None of its employees were represented by a collective bargaining arrangement.

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

The Company’s total issued and outstanding shares of common stock increased from a post-reverse-split total of 57,490 as of September 30, 2013 to 60,079,240 as of December 31, 2013.  On October 1, 2013 the Company issued 38,100,000 shares to Anthony Sarvucci which resulted in a change in control of the Company.  The shares were valued as founder’s shares.

Additionally, a total of 21,900,000 shares of common stock were converted from a Promissory Note the Company issued to Julie Bauman, who served as an officer and director of the Company from its inception in 2005 until her resignation in January of 2013. The Promissory Note was issued by the Company on July 1, 2013 for a debt which was past due as of January 1, 2013.  The debt owed to Ms. Bauman was for the reimbursement of monies she contributed to the Company from 2005 through January 1, 2013 for general and administrative expenses, including costs for legal, accounting, and audit fees.  Such monies were recorded by the Company to its auditors on an annual basis during that time period and are shown in the Company’s prior filings.  On October 9, 2013, the Company’s Board of Directors approved the assignment of portions of the Note to other parties, and the Company entered into Conversion Agreements with Ms. Bauman and six other parties, which resulted in conversion of such debt, and the issuance of 21,900,000 shares of common stock.

On December 7, 2013, Paula Pearce resigned from all positions with the Company. On that same date, Edward Loven was appointed to serve as Director, Secretary and Treasurer to serve until the next regularly scheduled election of Directors.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $354,562 for the three months ended December 31, 2013, compared with a net loss of $8,953 for the three months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2013 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 2, 2014

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer