Form 10-Q
period 2014-03-31
PACIFIC OIL Co
filed 2014-07-29
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

      .TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the Transition Period from __________to __________

Commission File Number: 333-144504

Pacific Oil Company

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4057712
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9500 W. Flamingo Rd. Suite 205
Las Vegas, NV 89147
(Address of principal executive offices)(Zip Code)

Registrant's Phone: 1-888-303-2272

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

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

As of July 21 2014, the issuer had 60,080,733 shares of common stock issued and outstanding.

ITEM 1.

FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

(An Exploration Stage Company)

CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FOM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

CONTENTS

Condensed Balance Sheets as of March 31, 2014 (unaudited) and September 30, 2013 (restated)	4
Condensed Statements of Operations for the three and six month periods ended March 31, 2014 and 2013 and for the period from inception (Dec. 5, 2005) through March 31, 2014(unaudited)	5
Condensed Statements of Cash Flows for the six month periods ended March 31, 2014 and 2013 and for the period from inception (Dec. 5, 2005) through March 31, 2014 (unaudited)	6
Condensed Statements of Changes in Stockholders’ Deficit for the period from inception(December 5, 2005) through March 31, 2014 (unaudited)	7
Notes to the Condensed Financial Statements (unaudited)	8

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Balance Sheets

	March 31,	September 30,
	2014	2013
ASSETS	(unaudited)	(restated)
CURRENT ASSETS

Cash	$752	$820
Total Current Assets	752	820

TOTAL ASSETS	$752	$820

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,765	$17,265
Advances payable-related party	46,133	43,255
Note payable-related party	1,174	-
Convertible note payable - related party, net of discount of $0 and $57,618, respectively	-	20,206
Derivative liability	-	173,856
Total Current Liabilities	56,071	254,582

Total Liabilities	56,701	254,582

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	-	-
Common stock: $0.001 par value;
70,000,000 shares authorized, 60,080,733 and 57,490
shares issued and outstanding, respectively	60,080	57
Additional paid-in capital	668,072	130,751
Deficit accumulated during the exploration stage	(783,471)	(384,570)
Total Stockholders' Deficit	(55,319)	(253,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$752	$820

The accompanying notes are an integral part of these condensed unaudited financial statements

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Statements of Operations (unaudited)

					From Inception
	For the Three		For the Six		(December 5, 2005)
	Months Ended		Months Ended		through
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,371	1,488	3,465	3,213	92,405
Professional Fees	7,500	7,050	145,286	12,050	321,530
Total Operating Expenses	8,871	8,538	148,751	15,263	413,935

OTHER INCOME (EXPENSE)
Related party income	-	-	-		22,409
Interest expense	-	(2,228)	(59,272)	(4,455)	(105,035)
Change in fair value of derivative	2,632	-	2,380	-	(93,652)
Loss on debt conversion	-	-	(193,258)	-	(193,258)
Total other income (expense)	2,632	(2,228)	(250,150)	(4,455)	(369,536)

NET LOSS	$(6,239)	$(10,766)	$(398,901)	$(19,718)	$(783,471)

BASIC AND DILUTED LOSS PER
SHARE	$(0.00)*	$(0.19)	$(0.01)	$(0.34)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES OUTSTANDING	57,101,824	57,490	60,080,475	57,490

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Statements of Cash Flows (unaudited)

			From Inception
			(December 5,
	For the Six Months Ended		2005) Through
	March 31,		March 31,
	2014	2013	2014
OPERATING ACTIVITIES

Net loss	$(398,901)	$(19,718)	$(783,471)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares for Services	137,786	-	138,086
Discount on Convertible Note	57,618	-	57,618
Change in fair value of derivative	(2,380)	-	93,652
Loss on conversion of debt	193,258		193,258
Imputed interest	1,655	4,455	47,419
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	8,019	260	8,765
Net Cash Used in Operating Activities	(2,945)	(15,003)	(244,673)

INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES

Borrowing from related parties	2,877	14,302	125,134
Repayment on related party debt	-	-	(1,178)
Common stock issued for cash	-	-	67,450
Contributed capital	-	-	37,500
Net Cash Provided by Financing Activities	2,877	14,302	228,906

NET INCREASE (DECREASE) IN CASH	(68)	(701)	(15,767)

CASH AT BEGINNING OF PERIOD	820	1,581	-

CASH AT END OF PERIOD	$752	$880	$(15,767)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non Cash Activities
Settlement of accounts payable with stock	$16,519	$-	$16,519
Settlement of derivatives	$364,734	$-	$364,734

The accompanying notes are an integral part of these condensed unaudited financial statements

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Statements of Stockholders’ Deficit (unaudited)

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-In	During the	Stockholders'
	Shares	Amount	Capital	Development	Equity

Balance, December 5, 2005	-	$-	$-	$-	$-

Common stock issued for cash at
$0.00375 per share	40,000	40	14,960	-	15,000
Common stock issued for services	3,000	3	297	-	300
Common stock issued for cash
at $0.05 per share	10,490	10	52,440	-	52,450
Common stock issued for
contributed capital	4,000	4	35,496	-	35,500
Net loss from inception through
September 30, 2007	-	-	1,010	(119,691)	(118,681)
Balance, September 30, 2007	57,490	57	104,203	(119,691)	(15,431)

Imputed interest on related party payable	-	-	1,152	-	1,152
Net loss for the year September 30, 2008	-	-	-	(9,682)	(9,682)
Balance, September 30, 2008	57,490	57	105,355	(129,373)	(23,961)

Imputed interest on related party payable	-	-	1,374	-	1,374
Net loss for the year September 30, 2009	-	-	-	(1,582)	(1,582)
Balance, September 30, 2009	57,490	57	106,729	(130,955)	(24,169)

Contributed capital	-	-	2,000	-	2,000
Imputed interest on related party payable	-	-	1,551	-	1,551
Net loss for the year September 30, 2010	-	-	-	(21,529)	(21,529)
Balance, September 30, 2010	57,490	57	110,280	(152,484)	(42,147)

Imputed interest on related party payable	-	-	4,666	-	4,666
Net loss for the year September 30, 2011	-	-	-	(33,847)	(33,847)
Balance, September 30, 2011	57,490	57	114,946	(186,3-31)	(71,328)

Imputed interest on related party payable	-	-	6,894	-	6,894
Net loss for the year September 30, 2012	-	-	-	(34,453)	(34,453)
Balance, September 30, 2012	57,490	57	121,840	(220,784)	(98,886)

Imputed interest on related party payable	-	-	8,911	-	8,910
Net loss for the year September 30, 2013	-	-	-	(163,786)	(163,786)
Balance, September 30, 2013 (Restated)	57,490	57	130,751	(384,570)	(253,762)

Imputed interest on related party payable	-	-	1,655	-	1,655
Common stock issued for services	38,100,000	38,100	99,686	-	137,786
Common stock issued for related party
conversion of note payable	21,900,002	21,900	54,750	-	76,650
Common stock issued for services	23,241	23	16,496	-	16,519
Settlement of derivatives	-	-	364,734	-	364,734
Net loss for period ended March 31, 2014	-	-	-	(398,901)	(398,901)
Balance, March 31, 2014	60,080,733	$60,080	$668,072	$(783,471)	$(55,319)

The accompanying notes are an integral part of these condensed unaudited financial statements

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Pacific Oil Company (“the Company”) was originally incorporated in Nevada on December 5, 2005 as Kat Racing, Inc.  On January 4, 2013, the Company changed its name to Prairie West Oil & Gas, Ltd and subsequently on July 26, 2013 to Pacific Oil Company.

The Company is an exploration stage junior energy company.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $783,471 since inception (December 5, 2005) through March 31, 2014 and had a working capital and shareholder deficit of $55,319 at March 31, 2014 . Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 (restated) audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Company

The Company is considered an exploration stage company in the business of oil and gas, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”. ASC 915- 205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US Generally Accepted Accounting Practices requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Fair Value Measurements

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements. ASC 820-10 relates to financial assets and financial liabilities.

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

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

—

Level 1. Observable inputs such as quoted prices in active markets;

—

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

—

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of cash, accounts payable, accounts payable – related party and note payable related party approximates their fair value due to the short-term maturity of these financial instruments.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has previously had potentially dilutive debt instruments outstanding in the form of convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently basic and diluted loss per share were identical for the three and six months ended March 31, 2014 and 2013.

No potentially dilutive debt or equity instruments were issued or outstanding at March 31, 2014.

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and six month period ended March 31, 2014 and 2013.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 (Accounting for Share Based Payments) which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Recent Accounting Pronouncements

We are in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception December 5, 2005)  as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. We have not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

NOTE 4 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company had received $43,255 and $46,133 as of September 30, 2013 (restated) and March 31, 2014 as advances from related parties to fund ongoing operations. In addition, as of March 31, 2014, a related party payable balance is $ $1,174. All of the related party accounts and note payable are non-interest bearing, unsecured and due upon demand.

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

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Balance Sheet and Statement of Operations (restated)

BALANCE SHEET		09/30/13
	As Filed	Adjustments		Restated Actual
Assets
Current assets
Cash	$820	$-		$820
Total current assets	820	-		820

Total Assets	$820	$-		$820

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$746	$16,519	(a)	$17,265
Account Payable-related party	121,079	(77,824)	(b)	43,255
Derivative Liability	-	173,856	(b)	173,856
Convertible note payable - related party, net of discount $57,618	-	20,206	(b)	20,206
Total current liabilities	121,825	132,757		254,582

Total Liabilities	121,825	132,757		254,582

Stockholders' Deficit
Common Stock, $0.001 par value 300,000,000 Common Shares
Authorized 57,490 Common Shares issued and outstanding
as of September 30, 2013	57	-		57
Additional paid-in capital	130,751	-		130,751
Deficit accumulated during development stage	(251,813)	(132,757)	(a, b)	(384,570)
Total stockholders’ deficit	(121,005)	(132,757)		(253,762)

Total liabilities and stockholders’ deficit	$820	-		$820

STATEMENT OF OPERATIONS

Revenue	$-	-		$-

OPERATING EXPENSE
Professional Fees	15,050	16,519	(a)	31,569
General and administrative expense	7,069	-		7,069
TOTAL OPERATING EXPENSE	22,119	16,519		38,638

OTHER INCOME (EXPENSE)
Related party income	-	-		-
Change in fair value of derivative	-	(96,032)	(b)	(96,032)
Interest Expense	(8,910)	(20,206)	(b)	(29,116)
Total Other Income (Expense)	(8,910)	(116,238)		(125,148)

LOSS BEFORE INCOME TAXES	(31,029)	(132,757)		(163,786)

Provision for income tax	-	-		-

Net Income (Loss)	$(31,029)	$(132,757)		$(163,786)

Basic & Diluted (Loss) per Common Share:	$(0.54)	$(2.31)		$(2.85)

Basic & Diluted Weighted Average Number of Common Shares:	57,490	57,490		57,490

(a) Relates to account payable
(b) Relates to derivative liability

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $2,632 and $173,856 at December 31, 2013 and September 30, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $252 and $0 for the three months ended December 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $252 for the three months ended December 31, 2013 consisted of a loss of $252 attributable to the fair value of attributable to the fair value of the convertible notes and settlement of derivative liability from conversion of $171,476.Effective January 1, 2014, the Company, with the consent of the holder of the remaining note convertible – related party totaling $1,174, amended the terms of the note payable to remove the conversion feature. The remaining $2,632 balance of the derivative liability relating to the note payable was credited as other income on removal of the conversion feature from the note payable – related party.

The following presents the derivative liability value at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Convertible Note - Related party	$-	$173,856

	$-	$173,856

The following is a summary of changes in the fair market value of the derivative liability during the three and six months ended March 31, 2014 and the year ended September 30, 2013:

Balance, September 30, 2012	$-
Increase in derivative value due to issuance of convertible note	168,812
Change in fair market value of derivative liabilities due to the mark to market adjustment	5,044
Balance, September 30, 2013	173,856
Debt Conversion	(171,476)
Change in fair market value of derivative liabilities due to the mark to market adjustment	252
Balance, December 31, 2013	2,632
Cancellation of the conversion feature	(2,632)
Balance at March 31, 2014	$-

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO MARCH 31, 2014

NOTE 6 – DERIVATIVE LIABILITIES (CONTINUED)

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended December 31, 2013 and the year ended September 30, 2013:

•

The underlying stock price was used as the fair value of the common stock;

•

The note amount as of issuance 7/1/13 and 9/30/13 was $77,823.50. The principal amounts of $20,650, $7,000, $10,500, $10,500, $8,750 and $8,750 were converted out by the various Note assignees on 10/4/13. The remaining principal balance as of 12/31/13 was $1,173.50.

•

Capital raising events are not a factor for this Note since it was unlikely that the Company would raise capital at less than 50% of market during the term which would reset the conversion feature;

•

It was assumed that the Company would not file a registration statement and it would not become effective.

•

The Issue would redeem based on availability of alternative financing, 0% of the time increasing 1.0% monthly to a maximum of 10%;

•

The Holder would convert over a six month term;

•

The projected annual volatility for each valuation period was based on the historic volatility of the company;

•

Events of default were not modeled since there was no penalty for default

NOTE 7 – CONVERTIBLE NOTE – RELATED PARTIES

The Company and the related party agreed to convert the reaming balance of the convertible note to a non-convertible note. The remaining convertible note of $1,174 was reclassified as a note payable during the period ended March 31, 2014.

NOTE 8 – COMMON STOCK

On October 1, 2013 the Company issued 38,100,000 shares to Anthony Sarvucci which resulted in a change in control of the Company. The shares were valued at $137,786 or $0.00362 per share, and were recorded as professional fees for stock based compensation.

On October 4, 2013, the Company issued 29,100,002 as a result of a conversion on a note payable.  The total debt relieved was $76,650.  The Company issued 21,889,489 additional shares outside the term of the conversion; the excess shares were valued at $193,258 or $0.0088 per share, which is recorded as a loss on debt conversion. These shares were valued by a valuation expert as there had been no orderly trades of the Company’s stock to date.

On December 31, 2013, the Company issued 23,241 common stock in settlement of accounts payable relating to services provided to the Company. The Company valued the shares based on fair market value services provided to the Company and recorded an expense of $16,519 in the prior period as disclosed in Note 5 above.

NOTE 9 – SUBSEQUENT EVENTS

There are no events subsequent to period ended March 31, 2014 through the date these financial statements are available to be issued on July 24, 2014 that would warrant further disclosures.

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

GENERAL DESCRIPTION OF BUSINESS

Pacific Oil Company is an exploration stage junior energy company.

The Company was originally incorporated in Nevada on December 5, 2005 as Kat Racing, Inc.  On January 4, 2013, the Company changed its name to Prairie West Oil & Gas, Ltd and subsequently on July 26, 2013 to Pacific Oil Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2013

The Company has achieved no revenue or profits to date reflecting its exploration stage and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred a net loss of $6,239 for the three months ended March 31, 2014, compared with a net loss of $10,766 for the three months ended March 31, 2013. The year to year variance was due to imputed interest on related party loans of $2,228 being expensed for the period ending March 31, 2013 as compared to a credit of $2,632 relating to the change in fair value of the derivative liability recognized in the period ending March 31, 2014.

The Company incurred a net loss of $398,901 for the six months ended March 31, 2014, compared with a net loss of $19,718 for the six months ended March 31, 2013. The year to year variance was largely due to the loss on debt conversion of $193,258, and professional fees of $137,786 related to stock based compensation that was recognized the period ending March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2014 the Company’s current assets, comprising solely of cash, were $752 compared to $820 in current assets, also solely cash, at September 30, 2013. As at March 31, 2014, the Company’s current liabilities were $56,071 compared to $254,582 at September 30, 2013.

Stockholder’s deficit was $55,319 as of March 31, 2014 compared to stockholders’ deficit of $253,762 as of March 31, 2014.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $783,471 since inception (December 5, 2005) through March 31, 2014 and had a working capital and shareholder deficit of $55,319 at March 31, 2014 . Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash Flows from Operating Activities

For the six month period ended March 31, 2014, net cash flows used in operating activities was $2,945 compared to $15,003 used in operating activities in the six months ended March 31, 2013.  During the six months ended March 31, 2014 the Company incurred a loss of $398,901 which was largely offset for cash flow purposes by $389,937 in non-cash expenses and an $8,019 increase in the balance of its accounts payable. By comparison during the six months ended March 31, 2013 the Company incurred a loss of $19,718 which was partially offset for cash flow purposes by $4,455 in non-cash expenses and a $260 increase in the balance of our accounts payable

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month periods ended March 31, 2014 or 2013.

Cash Flows from Financing Activities

During the six months ended March 31, 2014 the Company received $2,877 in borrowings from related parties as compared to $14,302 in borrowings from related parties during the six months ended March 31, 2014. The decrease in funding in funding between the two periods reflects the decrease in the amount of funds used in operating activities between the two periods.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

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

As of March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three and six months ended March 31, 2014 or 2013 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three and six months ended March 31, 2014 or 2013.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three and six months ended March 31, 2014 or 2013.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: July 29, 2014

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer