Form 10-Q/A
period 2014-03-31
PACIFIC OIL Co
filed 2014-08-05
CIK 1377167

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

Registrant's Phone: 1-888-303-2272

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

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

Yes No X .

As of July 21 2014, the issuer had 60,080,733 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Pacific Oil Company. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on July 29, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II OTHER INFORMATION

ITEM 6.

EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL (eXtensible Business Reporting Language)

*Previously filed with the SEC as an attachment for the Form 10-Q for the period ended March 31, 2014 on July 29, 2014.

**Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 5, 2014

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer

4