Form 10-Q
period 2014-06-30
PACIFIC OIL Co
filed 2014-08-14
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Smaller reporting company [x].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [x].

As of August 12, 2014, the issuer had 60,080,733 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

(An Exploration Stage Company)

CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

C O N T E N T S

Table of Contents	3

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Balance Sheets

	June 30,	September 30,
	2014	2013
ASSETS	(unaudited)	(restated)

CURRENT ASSETS
Cash	$100	$820
Total Current Assets	100	820

TOTAL ASSETS	$100	$820

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,605	$17,265
Advances payable-related party	56,071	43,255
Note payable-related party	1,174	—
Convertible note payable - related party, net of discount of $0 and
$57,618, respectively	—	20,206
Derivative liability	—	173,856
Total Current Liabilities	63,849	254,582

Total Liabilities	63,849	254,582

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value;
5,000,000 shares authorized, -0- and
-0- shares issued and outstanding, respectively	—	—
Common stock: $0.001 par value;
70,000,000 shares authorized, 60,080,733 and 57,490
shares issued and outstanding, respectively	60,080	57
Additional paid-in capital	668,072	130,751
Deficit accumulated during the exploration stage	(791,901)	(384,570)
Total Stockholders' Deficit	(63,749)	(253,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$820

The accompanying notes are an integral part of these condensed unaudited financial statements.

Table of Contents	4

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Statements of Operations (unaudited)

					From Inception
					(December 5,
	For the Three Months Ended		For the Nine Months Ended		2005) through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
General and administrative	1,270	30	4,735	9,480	93,675
Professional fees	7,160	—	152,446	—	328,690
Total operating expenses	8,430	30	157,181	9,480	422,365
OTHER INCOME (EXPENSE)
Related party income	—	849	—	849	22,409
Interest expense	—	(713)	(59,272)	—	(105,035)
Change in fair value of derivative	—	—	2,380	(1,431)	(93,652)
Loss on debt conversion	—	—	(193,258)	—	(193,258)
Total other income (expense)	—	136	(250,150)	(582)	(369,536)
NET LOSS	$(8,430)	$107	$(407,331)	$(10,062)	$(791,901)
BASIC AND DILUTIVE LOSS PER SHARE	$(0.00)	$0.00	$(0.01)	$(0.18)	$
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTIVE	60,080,733	57,490	58,094,794	57,490
* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed audited financial statements.

Table of Contents	5

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Statements of Cash Flows (unaudited)

			From Inception
			(December 5,
	For the Nine Months Ended		2005) through
	June 30,		June 30,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(407,331)	$(10,062)	$(791,901)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares for Services	137,786	—	138,086
Discount on convertible note	57,618	—	57,618
Change in fair value of derivative	(2,380)	—	93,652
Loss on conversion of debt	193,258	—	193,258
Imputed interest	1,655	1,431	47,419
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5,859	—	23,124
Net Cash Used in Operating Activities	(13,535)	(8,631)	(238,744)

INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	—	—	—

FINANCING ACTIVITIES
Borrowing from related parties	12,815	9,598	135,072
Repayment on related party debt	—	—	(1,178)
Common stock issued for cash	—	—	67,450
Contributed capital	—	—	37,500
Net Cash Provided by Financing Activities	12,815	9,598	238,844

NET INCREASE (DECREASE) IN CASH	(720)	967	100
CASH AT BEGINNING OF PERIOD	820	1,580	—
CASH AT END OF PERIOD	$100	$2,547	$100

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Non Cash Activities
Settlement of accounts payable with stock	$16,519	$—	$16,519
Settlement of derivatives	$364,734	$—	$364,734

The accompanying notes are an integral part of these condensed unaudited financial statements.

Table of Contents	6

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Condensed Statements of Stockholders’ Deficit (unaudited)

				Deficit
	Common		Additional	Accumulated	Total
	Stock		Paid-In	During the	Stockholders'
	Shares	Amount	Capital	Development	Equity

Balance, December 5, 2005	—	$—	$—	$—	$—

Common stock issued for cash at
$0.00375 per share	40,000	40	14,960	—	15,000
Common stock issued for services	3,000	3	297	—	300
Common stock issued for cash
at $0.05 per share	10,490	10	52,440	—	52,450
Common stock issued for
contributed capital	4,000	4	35,496	—	35,500
Net loss from inception through
30-Sep-07			1,010	(119,691)	(118,681)
Balance, September 30, 2007	57,490	57	104,203	(119,691)	(15,431)

Imputed interest on related party payable			1,152		1,152
Net loss for the year September 30, 2008	—	—	—	(9,682)	(9,682)
Balance, September 30, 2008	57,490	57	105,355	(129,373)	(23,961)

Imputed interest on related party payable			1,374		1,374
Net loss for the year September 30, 2009	—	—	—	(1,582)	(1,582)
Balance, September 30, 2009	57,490	57	106,729	(130,955)	(24,169)

Contributed Capital			2,000		2,000
Imputed interest on related party payable			1,551		1,551
Net loss for the year September 30, 2010	—	—	—	(21,529)	(21,529)
Balance, September 30, 2010	57,490	57	110,280	(152,484)	(42,147)

Imputed interest on related party payable			4,666		4,666
Net loss for the year September 30, 2011	—	—	—	(33,847)	(33,847)
Balance, September 30, 2011	57,490	57	114,946	(186,331)	(71,328)

Imputed interest on related party payable			6,894		6,894
Net loss for the year September 30, 2012	—	—	—	(34,453)	(34,453)
Balance, September 30, 2012	57,490	57	121,840	(220,784)	(98,886)

Imputed interest on related party payable			8,911		8,910
Net loss for the year September 30, 2013	—	—	—	(163,786)	(163,786)
Balance, September 30, 2013 (Restated)	57,490	57	130,751	(384,570)	(253,762)

Imputed interest on related party payable			1,655		1,655
Common stock issued for services	38,100,000	38,100	99,686		137,786
Common stock issued for related party
conversion of note payable	21,900,002	21,900	54,750		76,650
Common stock issued for services	23,241	23	16,496		16,519
Adjustments to derivatives			364,734		364,734
Net loss for period ended June 30, 2014	—	—	—	(407,331)	(407,331)
Balance, June 30, 2014	60,080,733	$60,080	$668,072	$(791,901)	$(63,749)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Table of Contents	7

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Pacific Oil Company (“the Company”) was originally incorporated in Nevada on December 5, 2005 as Kat Racing, Inc.  On January 4, 2013, the Company changed its name to Prairie West Oil & Gas, Ltd and subsequently on July 26, 2013 to Pacific Oil Company.

The Company is an exploration stage junior energy company.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $791,901 since inception (December 5, 2005) through June 30, 2014 and had a working capital and shareholder deficit of $63,749 at June 30, 2014 . Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Table of Contents	8

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 (restated) audited financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, movement in stockholders’ equity (deficit) and cash flows disclosed activity since the date of our inception (December 5, 2005) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Table of Contents	9

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

—	Level 1. Observable inputs such as quoted prices in active markets;

—	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

—	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Table of Contents	10

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

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

The Company has previously had potentially dilutive debt instruments outstanding in the form of convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently basic and diluted loss per share were identical for the three and nine months ended June 30, 2014 and 2013.

No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine month ended June 30, 2014.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and nine month period ended June 30, 2014 and 2013.

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

Table of Contents	11

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

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

Development Stage Company

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

The Company had received $43,255 and $56,071 as of September 30, 2013 (restated) and June 30, 2014 as advances from related parties to fund ongoing operations. In addition, as of June 30, 2014, a related party note payable balance was $ $1,174. All of the related party accounts and note payable are non-interest bearing, unsecured and due upon demand.

Table of Contents	12

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

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

Table of Contents	13

PACIFIC OIL COMPANY

(An Exploration Stage Company)

Balance Sheet and Statement of Operations (restated)

BALANCE SHEET			09/30/13
	As Filed		Adjustments		Restated Actual
Assets
Current assets
Cash	$820		$-		$820
Total current assets	820		-		820

Total Assets	$820		$-		$820

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$746	$	$ 16,519	(a)	$17,265
Account Payable-related party	121,079		(77,824)	(b)	43,255
Derivative Liability	-		173,856	(b)	173,856
Convertible note payable - related party, net of discount $57,618	-		20,206	(b)	20,206
Total current liabilities	121,825		132,757		254,582

Total Liabilities	121,825		132,757		254,582

Stockholders' Deficiency
Common Stock, $0.001 par value 300,000,000 Common Shares
Authorized 57,490 Common Shares issued and outstanding
as of September 30, 2013	57		-		57
Additional paid-in capital	130,751		-		130,751
Deficit accumulated during development stage	(251,813)		(132,757)	(a, b)	(384,570)
Total stockholders’ deficit	(121,005)		(132,757)		(253,762)

Total liabilities and stockholders’ equity	$820		-		$820

STATEMENT OF OPERATIONS

Revenue	$-				$-

OPERATING EXPENSE
Professional Fees	15,050		16,519	(a)	31,569
General and administrative expense	7,069		-		7,069
TOTAL OPERATING EXPENSE	22,119		16,519		38,638

OTHER INCOME (EXPENSE)
Related party income	-		-		-
Change in fair value of derivative	-		(96,032)	(b)	(96,032)
Interest Expense	(8,910)		(20,206)	(b)	(29,116)
Total Other Income (Expense)	(8,910)		(116,238)		(125,148)

LOSS BEFORE INCOME TAXES	(31,029)		(132,757)		(163,786)

Provision for income tax	-

Net Income (Loss)	$(31,029)		$(132,757)		$(163,786)

Basic & Diluted (Loss) per Common Share:	$(0.54)		$(2.31)		$(2.85)

Basic & Diluted Weighted Average Number of Common Shares:	57,490		57,490		57,490

(a)  Relates to account payable

(b)  Relates to derivative liability

Table of Contents	14

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

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

The following presents the derivative liability value at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Convertible Note - Related party	$—	$173,856
	$—	$173,856

The following is a summary of changes in the fair market value of the derivative liability during the three and nine months ended June 30, 2014 and the year ended September 30, 2013:

Balance, September 30, 2012	$—
Increase in derivative value due to issuance of convertible note	168,812
Change in fair market value of derivative liabilities due to the mark to market adjustment	5,044
Balance, September 30, 2013	173,856
Debt Conversion	(171,476)
Change in fair market value of derivative liabilities due to the mark to market adjustment	252
Balance, December 31, 2013	2,632
Cancellation of the conversion feature	(2,632)
Balance at June 30, 2014	$—

Table of Contents	15

PACIFIC OIL COMPANY

(An Exploration Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO JUNE 30, 2014

NOTE 6 – DERIVATIVE LIABILITIES (CONTINUED)

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended December 31, 2013 and the year ended September 30, 2013:

-

The underlying stock price was used as the fair value of the common stock;

-

The note amount as of issuance on July 1, 2013 and September 30, 2013, was $77,823.50. The principal amounts of $20,650, $7,000, $10,500, $10,500, $8,750 and $8,750 were converted out by the various Note assignees on October 4, 2013. The remaining principal balance as of December 31 2013 was $1,173.50.

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

The projected annual volatility for each valuation period was based on the historic volatility of the company

-

Events of default were not modeled since there was no penalty for default

NOTE 7 – CONVERTIBLE NOTE – RELATED PARTIES

The Company and the related party agreed to convert the reaming balance of the convertible note to a non-convertible note. The remaining convertible note of $1,174 was reclassified as a note payable during a prior period.

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

On December 31, 2013, the Company issued 23,241 shares of its common stock in settlement of accounts payable relating to services provided to the Company. The Company valued the shares based on fair market value services provided to the Company and recorded an expense of $16,519 in the prior period.

NOTE 9 – SUBSEQUENT EVENTS

There are no events subsequent to period ended June 30, 2014 through the date these financial statements are available to be issued or August 12, 2014 that would warrant further disclosures.

Table of Contents	16

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

Table of Contents	17

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2013

The Company has achieved no revenue or profits to date reflecting its exploration stage and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred a net loss of $8,430 for the three months ended June 30, 2014, compared with net income of $107 for the three months ended June 30, 2013. The year to year variance was due to professional fees of $7,160 relating to accounting and audit reviews, and general and administrative fees of $1,270 relating to stock transfers and stock position reports being expensed for the period ended June 30, 2014.

The Company incurred a net loss of $407,331 for the nine months ended June 30, 2014, compared with a net loss of $10,062 for the nine months ended June 30, 2013. The year to year variance was largely due to the loss on debt conversion of $193,258, and professional fees of $137,786 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2014 the Company’s current assets, comprising solely of cash, were $100 compared to $820 in current assets, also solely cash, at September 30, 2013. As at June 30, 2014, the Company’s current liabilities were $63,849 compared to $254,582 at September 30, 2013.

Stockholder’s deficit was $63,749 as of June 30, 2014 compared to stockholders’ deficit of $253,762 as of September 30, 2013.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $791,901 since inception (December 5, 2005) through June 30, 2014 and had a working capital and shareholder deficit of $63,749 at June 30, 2014 . Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Table of Contents	18

Cash Flows from Operating Activities

For the nine month period ended June 30, 2014, net cash flows used in operating activities was $13,535 compared to $8,631 used in operating activities in the nine months ended June 30, 2013.  During the nine months ended June 30, 2014 the Company incurred a loss of $407,331 which was largely offset for cash flow purposes by $387,937 in non-cash expenses and a $5,859 increase in the balance of its accounts payable. By comparison during the nine months ended June 30, 2013 the Company incurred a loss of $10,062 which was partially offset for cash flow purposes by $1,431 in non-cash expenses.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the nine month periods ended June 30, 2014 or 2013.

Cash Flows from Financing Activities

During the nine months ended June 30, 2014 the Company received $12,815 in borrowings from related parties as compared to $9,598 in borrowings from related parties during the nine months ended June 30, 2013. The decrease in funding between the two periods reflects the decrease in the amount of funds used in operating activities between the two periods.

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

As of June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Table of Contents	19

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three and nine months ended June 30, 2014 or 2013 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three and nine months ended June 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three and nine months ended June 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	20

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 12, 2014

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer

Table of Contents	21