Form 10-K
period 2014-09-30
PACIFIC OIL Co
filed 2015-01-13
CIK 1377167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

Commission file number: 333-144504

Pacific Oil Company
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4057712
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9500 W. Flamingo Rd. Suite 205
Las Vegas, NV 89147
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 1 702 555 7013

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

Yes      . No  X .

For the year ended September 30, 2014, the issuer had revenues of $0.

The Company’s common stock, $0.001 par value is traded on the OTCQB.

Aggregate market value of voting common equity held by non-affiliates as of March 31, 2014: $7,026,475

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of January 8, 2015 was 60,080,733 shares.

Pacific Oil Company

Form 10-K Annual Report

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

PART 1

ITEM 1. BUSINESS

CORPORATE BACKGROUND

Company History

Pacific Oil Company (the “Company”) was originally incorporated in Nevada on December 5, 2005 (“inception’) as Kat Racing, Inc. On January 4, 2013, the Articles of Incorporation of the Company were amended to change the name of the Company to Prairie West Oil & Gas, Ltd. On July 26, 2013, the Company’s Articles of Incorporation were amended to change the name of the registrant to Pacific Oil Company.

From the Company’s inception until the Company’s transition into the oil and natural gas business in early 2013, Kat Racing’s business plan was to design, manufacture, market, sell and distribute custom off-road racing and recreational vehicles and provide marketing and lead services. Kat Racing never generated any revenue from this proposed business plan.

As the market for high end off road vehicles suffered due to the downturn in the economy, Kat Racing sought to arrange the purchase of certain oil and gas properties which were owned by Prairie West Oil and Gas Ltd., a Canadian company through a share exchange. Pursuant to this transaction, the Company changed its name from Kat Racing to Prairie West Oil and Gas Ltd. This transaction was never completed. When it was determined the acquisition would not be completed, the Company did not want to continue with the Prairie West name and changed its name to Pacific Oil Company.

On October 1, 2013, the Company issued a newly appointed officer and director 38,100,000 shares of common stock of the Company to retain his services to attempt to secure certain assets the Company needs to launch its oil and gas operations.

Employees

At September 30, 2014, the Company had no full time employees.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On September 30, 2013, the SEC Staff comments issued pertaining to the Current Report on Form 8-K filed January 29, 2013, dated February 27, 2013, were released to the EDGAR system. We have not resolved these comments.

ITEM 2. PROPERTIES

Our executive offices are located at 9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147. The space is approximately 150 square feet and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve month periods ended September 30, 2014 or 2013, and no legal proceedings are currently pending or threatened to the best of our knowledge.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information. Our Common Stock is trading on the OTC Markets: OTCQB.

(b)

Holders. As of September 30, 2014, there were 7 record holders of all of our issued and outstanding shares of Common Stock., including 0 shareholders in “street name.” Our transfer agent is Pacific Stock Transfer in Las Vegas, Nevada.

(c)

Dividend Policy. The Company has not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

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

Pacific Oil Company was incorporated on December 5, 2005 under the name Kat Racing, Inc.

From the Company’s inception until the Company’s transition into the oil and natural gas business in early 2013, Kat Racing’s business plan was to design, manufacture, market, sell and distribute custom off-road racing and recreational vehicles and provide marketing and lead services. Kat Racing never generated any revenue from this proposed business plan.

As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of since inception, which is attributable to financing and general and administrative expenses.

Since incorporation, we have financed our operations primarily through minimal initial capitalization.

To date we have not implemented our planned principal operations. The realization of sales revenues in the next 12 months is important in the execution of the plan of operations. However, we cannot guarantee that we will generate such growth. If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue.

Pacific Oil’s management expects to conduct research and development on oil and gas properties. As of September 30, 2014, the Company did not have specific plans to buy or sell any plant or equipment.

Our management does not anticipate retaining any employees in the next 12 months. Currently, we believe the services provided by our officers and directors are sufficient at this time.

The Company has not paid for expenses on behalf of any director and believes this practice will not materially change.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

Revenue

We recognized no revenue during the twelve months ended September 30, 2014 and 2013, as we had no revenue generating activities during these periods.

General and Administrative

During the twelve months ended September 30, 2014, we incurred $5,494 in general and administrative expenses compared to $6,872 during the twelve months ended September 30, 2013. General and administrative expenses consist of fees charged for EDGAR services, office supplies, bank charges, among other items.

Stock Compensation Expense

On October 9, 2013, the Company issued 38,100,000 shares of its common stock to the President and CEO of the Company. The shares were valued at the amount determined by a valuation expert at $0.0088 per share, or $335,280. There was no comparable stock compensation expense during the twelve months ended September 30, 2013.

Professional Fees

During the twelve months ended September 30, 2014, we incurred professional fees of $19,410 compared to $31,569 during the twelve months ended September 30, 2013. Professional fees include primarily transfer agent fees, accounting and legal. During the twelve months ended September 30, 2014, there were fees paid to a valuation expert of $7,500. The decrease in fiscal 2014 as compared to fiscal 2013 is due to lack of activity in fiscal 2014.

Interest Expense

Interest expense for the years ended September 30, 2014 and 2013 were $3,866 and $29,116, respectively. During fiscal 2013, the convertible note payable was outstanding for a full quarter but for fiscal 2014, it was only outstanding for four days, until October 4, 2013, In addition, interest was being imputed on the related party accounts payable but the holders of the debt have agreed to waive interest charges on an ongoing basis.

Change in fair value of derivative

As of September 30, 2013, the Company had a derivative liability of $173,856. The liability was valued immediately before the conversion of the debt to into shares of our common stock as of October 4, 2013 resulting in a gain on the revaluation of the derivative of $2,380. For the year ended September 30, 2013, the derivative agreement was entered into as of July 1, 2013 and was valued at inception and as of the end of the period ended September 30, 2013, resulting in a loss on the revaluation of $96,032.

Gain on Debt Conversion

As of September 30, 2013, the Company had recorded accounts payable in the amount of $16,519 for professional services. During the first quarter of fiscal 2014, the Company issued 23,241 shares of its common stock in satisfaction of this amount due. The shares were valued at the amount determined by a valuation expert at $0.0088 per share. Accordingly, the value of the shares was $205 and the Company recognized a gain of $16,314 on the settlement of these accounts payable.

Net Loss

The Company incurred a net loss of $345,557 for the year ended September 30, 2014, as compared to a net loss of $163,786 for fiscal 2013 due to the factors discussed above.

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2015 as we increase our operating expenses in an attempt to further implement our business plan.

Liquidity and Capital Resources

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

During the period from December 5, 2005 (date of inception) through September 30, 2014, the Company has incurred an accumulated net loss of $730,127 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

As of September 30, 2014, the Company had cash of $87 compared to cash of $820 as September 30, 2013.

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

Operating activities

Net cash used in operating activities for the years ended September 30, 2014 and 2013 was $24,148 and $21,373, respectively. Cash was used to pay general and administrative expenses and professional fees.

Investing activities

The Company used zero cash for investing activities during fiscal 2014 and 2013.

Financing activities

During the years ended September 30, 2014 and 2013, the Company had net cash provided by financing activities of $23,415 and $20,612, consisting of amounts advanced by related parties to pay operating expenses.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2014.

The Company as a whole may continue to operate at a loss for an indeterminate period provided it can continue for fund these losses through new debt or equity funding. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

The Company currently needs financing in the amount of approximately $40,000 for the next twelve months. The funds will be used for operating expenses, general administrative, marketing and payroll.

Commitments

The Company does not have any financial commitments as of September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company has no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and includes one member that is considered to be independent of management to provide the necessary oversight over management’s activities.

1.

We did not maintain appropriate cash controls – As of September 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.

We did not implement appropriate information technology controls – As at September 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2014:

Name	Age	Position	Period of Service(1)
Anthony Sarvucci	43	CEO, CFO, President, Director	Since January 2013
Ed Loven	58	Secretary, Treasurer, Director	Since October 2013*

Notes:

(1)

A Director will hold office until the next annual meeting of the stockholders. At the present time, Officers are appointed by the Board of Directors and will hold office until he or she resigns or is removed from office. The maximum number of directors we are authorized to have is at the discretion of the Board of Directors. However, in no event may we have less than one director. Although we anticipate appointing additional directors, we have not identified any such person(s).

Background of Directors, Executive Officers, Promoters and Control Persons

Anthony Sarvucci – Director, Chief Executive Officer, Chief Financial Officer and President

Anthony currently serves as the Company's president and is a member of the board of directors. During the period from 2004 to present, Anthony has been a consultant to companies seeking financing.

Ed Loven − Director, Secretary and Treasurer

Mr. Loven has 30 years of experience in the oil & gas industry with focus on seismic assets related to exploration and commercial exploitation. Mr. Loven was a partner at The Sandex Group since 1985. Mr. Loven has industry experience throughout the Western Canadian Basin and Territories.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended September 30, 2014 the Reporting Persons did not comply with applicable Section 16(a) reporting requirements. Specifically, Anthony Sarvucci, owner of approximately 63.45% of our Common Stock, failed to file all such reports.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Anthony Sarvucci is our Chief Executive Officer, Chief Financial Officer and a Director. Edward Loven is our Secretary, Treasurer and a Director. They do not receive any cash compensation for their services rendered on our behalf. However, Anthony Sarvucci received 38,100,000 shares of the Company’s common stock in October 2013, valued at $335,280. Neither received any other compensation during the years ended September 30, 2014 or 2013. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Class	Name & Address of Certain Beneficial Owners	Amount of Beneficial Ownership	Percent of Class

Common	Anthony Sarvucci,	38,123,000	63.45%
	224-24881 Alicia Parkway
	Laguna Hills, CA 92653

Common	Officers and Directors as a Group		63.45%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 30, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors consists solely of Anthony Sarvucci and Edward Loven. Ed Loven is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cutler & Co., LLC is our independent registered public accounting firm for the year ended September 30, 2014. M&K CPAS, PLLC was our independent registered public accounting firm for the year ended September 30, 2013 and through the quarter ended December 31, 2013.

Audit Fees

The aggregate fees billed by Cutler & Co., LLC and M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $6,000 and $6,750 for the fiscal years ended September 30, 2014 and 2013.

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

•

Report of Independent Registered Public Accounting Firm (2014)

•

Report of Independent Registered Public Accounting Firm (2013)

•

Balance Sheets at September 30, 2014 and 2013

•

Statements of Operations for the years ended September 30, 2014 and 2013

•

Statements of Changes in Stockholders’ Deficiency for the years ended September 30, 2014 and 2013

•

Statements of Cash Flows for the years ended September 30, 2014 and 2013

•

Notes to Financial Statements

2.

Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer & Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Chief Executive Officer & Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 .*

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Pacific Oil Company

9500 W. Flamingo Rd. Suite 205

Las Vegas, NV 89147

We have audited the accompanying balance sheet of Pacific Oil Company as of September 30, 2014 and the related statement of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Oil Company as of September 30, 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company suffered a loss from operations during the year ended September 30, 2014, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, Colorado

January 2, 2015

 9605 West 49th Ave., Suite 200, Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 11, 2014

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Balance Sheets

	September 30,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$87	$820
Total Current Assets	87	820

TOTAL ASSETS	$87	$820

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,702	$17,265
Advances payable-related party	66,670	43,255
Note payable-related party	1,174	−
Convertible note payable - related party, net of discount of $0 and$57,618, respectively	−	20,206
Derivative liability	−	173,856
Total Current Liabilities	69,546	254,582

Total Liabilities	69,546	254,582

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	−	−
Common stock: $0.001 par value; 70,000,000 shares authorized, 60,080,733 and 57,490shares issued and outstanding, respectively	60,080	57
Additional paid-in capital	600,588	130,751
Accumulated Deficit	(730,127)	(384,570)
Total Stockholders' Deficit	(69,459)	(253,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87	$820

The accompanying notes are an integral part of these financial statements.

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Operations

		For the Year Ended September 30,
		2014		2013

REVENUES	$	−	$	−

OPERATING EXPENSES
General and administrative		5,695		7,069
Stock compensation expense		335,280		−
Professional fees		19,410		31,569
Total operating expenses		360,385		38,638

OTHER INCOME (EXPENSE)
Interest expense		(3,866)		(29,116)
Change in fair value of derivative		2,380		(96,032)
Gain on conversion of accounts payable		16,314		−
Total other income (expense)		14,828		(125,148)

NET LOSS		$(345,557)		$(163,786)

BASIC AND DILUTED LOSS PER SHARE		$(0.01)		$(2.85)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED		58,595,359		57,490

The accompanying notes are an integral part of these financial statements.

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Changes in Stockholders’ Deficiency

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficiency	Deficiency

Balance, September 30, 2012	57,490	$57	$121,840	$(220,784)	$(98,886)

Imputed interest on related party payable	−	−	8,911	−	8,910

Net loss for the year September 30, 2013	−	−	−	(163,786)	(163,786)

Balance, September 30, 2013 (Restated)	57,490	57	130,751	(384,570)	(253,762)

Imputed interest on related party payable	−	−	1,655	−	1,655

Common stock issued for services	38,100,000	38,100	297,180	−	335,280

Common stock issued for related party conversion of note payable	21,900,002	21,900	170,820	−	192,720

Settlement of accounts payable with shares	23,241	23	182	−	205

Net loss for the year ended September 30, 2014	−	−	−	(345,557)	(345,557)

Balance, September 30, 2014	60,080,733	$60,080	$600,588	$(730,127)	$(69,459)

The accompanying notes are an integral part of these financial statements.

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Cash Flows

		For the Year Ended September 30,
		2014		2013
OPERATING ACTIVITIES
Net loss		$(413,041)		$(163,786)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services		335,280		−
Amortization of debt discount on convertible note		2,212		20,206
Change in fair value of derivative		(2,380)		96,032
Gain on conversion of accounts payable		(16,314)		−
Imputed interest		1,655		8,910
Changes in operating assets and liabilities
Increase (decrease) in accounts payable		956		17,265
Net Cash Used in Operating Activities		(24,148)		(21,373)

INVESTING ACTIVITIES		−		−

Net Cash Provided by (Used in) Investing Activities		−		−

FINANCING ACTIVITIES
Borrowing from related parties		23,415		21,790
Repayment on related party debt		−		(1,178)
Net Cash Provided by Financing Activities		23,415		20,612

NET INCREASE (DECREASE) IN CASH		(733)		(761)

CASH AT BEGINNING OF PERIOD		820		1,581

CASH AT END OF PERIOD		$87		$820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$	−	$	−
Income Taxes	$	−	$	−

Non Cash Activities
Settlement of accounts payable with stock		$205	$	−

The accompanying notes are an integral part of these financial statements.

PACIFIC OIL COMPANY

(FOMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Pacific Oil Company (the “Company”) was incorporated in the State of Nevada on December 5, 2005 as Kat Racing, Inc. From the Company’s inception until the Company’s transition into the oil and natural gas business in early 2013, Kat Racing’s business plan was to design, manufacture, market, sell and distribute custom off-road racing and recreational vehicles and provide marketing and lead services. Kat Racing never generated any revenue from this proposed business plan.

Since early 2013, the Company has adopted a new business plan to identify, acquire, own and operate oil and gas properties in western Canada. The Company has not acquired any oil and gas properties or realized any revenues to date.

The Company has adopted a September 30 fiscal year end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company has previously had potentially dilutive debt instruments outstanding in the form of convertible notes payable – related party. However, as the Company has incurred losses since inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently, there were no differences between basic and diluted weighted average shares outstanding as of September 30, 2014 and 2013.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue Recognition (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized:: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

PACIFIC OIL COMPANY

(FOMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

Description		Level 1		Level 2	Level 3	Gains (Losses)
Derivative Liability	$	−	$	−	$173,856	$(96,032)
Total	$	−	$	−	$173,856	$(96,032)

The carrying value of cash, accounts payable, accounts payable – related party and note payable related party approximates their fair value due to the short-term maturity of these financial instruments.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes.” Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards begin to expire in 2025. The Company has no uncertain tax provisions.

Comprehensive Income (Loss)

The Company has no component of other comprehensive income (loss). Accordingly, net loss equals comprehensive loss for the years ended September 30, 2014 and 2013.

PACIFIC OIL COMPANY

(FOMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the years ended September 30, 2014 and 2013.

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits. As of September 30, 2014 and 2013, there were no deposits in excess of federally insured limits.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 (Accounting for Share Based Payments) which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Stock-based awards to non-employees are accounted for using the fair value method.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, movement in stockholders’ equity (deficit) and cash flows disclosed activity since the date of our inception (December 5, 2005) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

Recent Account Pronouncements

The Company does not believe that other than disclosed, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

PACIFIC OIL COMPANY

(FOMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $730,127 through September 30, 2014 and had a working capital deficit of $69,460 and a total shareholder deficit of $69,459 at September 30, 2014. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

3. COMMON STOCK

On April 25, 2013 the board of director authorized a reverse stock split of 1 for 100. All share amounts have been adjusted for retroactively.

On October 1, 2013 the Company issued 38,100,000 shares to a newly appointed officer and director which resulted in a change in control of the Company. The shares were valued at $335,280 or $0.0088 per share, and this expense has been recognized as stock based compensation in our statement of operations. The value of these shares was determined by a valuation expert.

On October 4, 2013, the Company issued 21,900,002 shares of its common stock to satisfy an outstanding convertible note payable and its bifurcated derivative liability. The outstanding convertible note payable relieved was $76,650, less unamortized discount of $57,618, along with its bifurcated derivative liability of $171,476. The shares were valued at $192,720, or $0.0088 per share. These shares were valued by a valuation expert as there had been no active market trading of the Company’s stock at the date of the conversion. The following table summarizes allocation of the common shares issued in this transaction:

Derivative liability	$171,476
Convertible notes payable	76.650
Unamortized discount on convertible notes payable	(57,618)
Interest expense to October 4, 2013	2,212
Value of shares issued to settle liabilities	$192,720

On December 31, 2013, the Company issued 23,241 shares of its common stock in settlement of accounts payable, relating to services provided to the Company in the amount of $16,519. The Company valued the shares at $0.0088 as determined by the valuation expert, or $205. The Company recognized a gain on the conversion of $16,314.

PACIFIC OIL COMPANY

(FOMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

4. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers and directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company had received $66,671 and $43,255 as of September 30, 2014 and September 30, 2013 (restated), respectively as advances from related parties to fund ongoing operations. In addition, as of September 30, 2014, a related party note payable balance was $1,174. All of the related party accounts and note payable are non-interest bearing, unsecured and due upon demand. The Company had recorded imputed interest expense at 8% on the payable as additional paid in capital. During the years ended September 30, 2014 and 2013, the imputed interest was $1,655 and $8,910, respectively.

5. CONVERTIBLE NOTES PAYABLE – RELATED PARTY AND DERIVATIVE LIABILITIES

On July 1, 2013, the Company issued convertible notes payable to a related party in the amount of $77,824 that provided for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes were variable based on certain factors, such as the future price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the promissory note was indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and were revalued at each subsequent reporting date, using a lattice model. The Company recorded a discount on the convertible note payable, related party of $57,618, leaving a net balance of $20,206, and current derivative liabilities of $173,856 at September 30, 2013. The change in fair value of the derivative liabilities resulted in a gain of $2,380 and $96,032 for the years ended September 30, 2014 and 2013, respectively, which has been reported as gain from changes in fair value of derivative liabilities in other income (expense) in the statements of operations.

On October 4, 2013, the Company issued 29,100,002 shares of its common stock to the note holders to satisfy $76,650 of the total outstanding convertible notes payable of $77,824.(See Note 4 above.) Effective January 1, 2014, the Company, with the consent of the holder of the remaining note convertible – related party totaling $1,174, amended the terms of the note payable to remove the conversion feature. The remaining $2,632 balance of the derivative liability relating to the note payable was credited to gain from changes in fair value of derivative liabilities in other income on removal of the conversion feature from the note payable – related party.

The following presents the derivative liability value at September 30, 2014 and September 30, 2013:

		September 30, 2014	September 30, 2013
Convertible Note - Related party	$	−	$173,856

PACIFIC OIL COMPANY

(FOMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

5. CONVERTIBLE NOTES PAYABLE – RELATED PARTY AND DERIVATIVE LIABILITIES (CONTINUED)

The following is a summary of changes in the fair market value of the derivative liability during year ended September 30, 2014 and the year ended September 30, 2013:

Balance, September 30, 2012	$	−
Increase in derivative value due to issuance of convertible note		168,812
Change in fair market value of derivative liabilities due to the mark to market adjustment		5,044
Balance, September 30, 2013		173,856
Debt Conversion		(171,476)
Change in fair market value of derivative liabilities due to the mark to market adjustment		252
Cancellation of the conversion feature		(2,632)
Balance at September 30, 2014	$	−

Key inputs and assumptions used to value the convertible notes payable issued during the year ended September 30, 2013:

•

The underlying stock price was used as the fair value of the common stock;

•

The note amount as of issuance on July 1, 2013 and September 30, 2013, was $77,823.50. The principal amounts of $20,650, $7,000, $10,500, $10,500, $8,750 and $8,750 were converted by the various Note assignees on October 4, 2013. The remaining principal balance as of September 30, 2014 was $1,174.

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

•

The projected annual volatility for each valuation period was based on the historic volatility of the company

•

Events of default were not modeled since there was no penalty for default

6. SUBSEQUENT EVENTS

On November 28, 2014, the majority of our shareholders approved a 200 to 1 reverse stock split that will become effective on approximately January 20, 2015 to holders of record on November 28, 2014. It is expected the total number of common shares outstanding after the split will be 300,404.

The Company has evaluated all subsequent events through the date these financial statements were available to be issued and, other than as disclosed above, determined that there were no material subsequent events to be disclosed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Oil Company

Date: January 13, 2015

/s/ Anthony Sarvucci

By: Anthony Sarvucci, President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2015

/s/ Anthony Sarvucci

By: Anthony Sarvucci, President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: January 13, 2015

/s/ Edward Loven

By: Edward Loven

Director, Secretary and Treasurer