Form 10-K/A
period 2014-09-30
PACIFIC OIL Co
filed 2015-01-23
CIK 1377167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

1

For the year ended September 30, 2014, the issuer had revenues of $0.

The Company’s common stock, $0.001 par value is traded on the OTCQB.

Aggregate market value of voting common equity held by non-affiliates as of March 31, 2014: $7,026,475

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of January 21, 2015 was 60,080,733 shares.

2

EXPLANATORY NOTE

On January 13, 2014, the Company filed its annual report on Form 10K for the year ended September 30, 2014 with the United States Securities and Exchange Commission. Due to a miscommunication, the filing was completed without the consent of the Company’s independent public accountants who had not at that time completed their audit of the financial statements included in the annual report on Form 10-K using professional standards and procedures conducted for such audits, as established by generally accepted auditing standards. The Company’s independent public accountants have now completed their audit of these financial statements and have consented to the filing of this Form 10-K/A. With the exception of certain changes to formatting and disclosures, there have been no material changes to the content of this filing. The following changes have been made to the Form 10-K as previously filed: the audit opinion of the previous independent registered accounting firm on page F-2 has been revised, our disclosure concerning the number of shareholders in Item 5. Market for Our Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities on page 6 has been updated, our disclosures of Significant Accounting Policies on pages F-7 through F-11 have been expanded, our disclosure relating to Subsequent Events in Note 6 of our financial statements on page F-14 has been updated together with a number of minor, immaterial corrections and formatting changes.

Pacific Oil Company

Form 10-K/A Annual Report

3

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

4

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Table of Contents	5

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our Common Stock is trading on the OTC Markets: OTCQB.
(b)	Holders. As of September 30, 2014, there were 7 record holders of all of our issued and outstanding shares of Common Stock. A substantially larger number of shareholders hold our shares in “street name” but, as of the date of this report, we do not know exactly how many. Our transfer agent is Pacific Stock Transfer in Las Vegas, Nevada.
(c)	Dividend Policy. The Company has not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

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

Table of Contents	6

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

General and Administrative

During the twelve months ended September 30, 2014, we incurred $5,495 in general and administrative expenses compared to $7,069 during the twelve months ended September 30, 2013. General and administrative expenses consist of fees charged for EDGAR services, office supplies, bank charges, among other items.

Compensation Expense

On October 9, 2013, the Company issued 38,100,000 shares of its common stock to the President and CEO of the Company. The shares were valued at the amount determined by a valuation expert at $0.0088 per share, or $335,280. There was no comparable compensation expense during the twelve months ended September 30, 2013.

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

Change in fair value of derivative

As of September 30, 2013, the Company had a derivative liability of $173,856. The liability was valued immediately before the conversion of the debt into shares of our common stock as of October 4, 2013 resulting in a gain on the revaluation of the derivative of $2,380. For the year ended September 30, 2013, the derivative agreement was entered into as of July 1, 2013 and was valued at inception and as of the end of the period ended September 30, 2013, resulting in a loss on the revaluation of $96,032.

Table of Contents	7

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

Table of Contents	8

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

See the index to the Financial Statements on page 14, beginning on page F-1.

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

Table of Contents	9

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

ITEM 9B. OTHER INFORMATION

None.

Table of Contents	10

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2014:

Name	Age	Position	Period of Service(1)

Anthony Sarvucci	43	CEO, CFO, President, Director	Since January 2013
Ed Loven	58	Secretary, Director	Since October 2013*

Notes:

(1)	A Director will hold office until the next annual meeting of the stockholders. At the present time, Officers are appointed by the Board of Directors and will hold office until he or she resigns or is removed from office. The maximum number of directors we are authorized to have is at the discretion of the Board of Directors. However, in no event may we have less than one director. Although we anticipate appointing additional directors, we have not identified any such person(s).

Background of Directors, Executive Officers, Promoters and Control Persons

Anthony Sarvucci – Director, Chief Executive Officer, Chief Financial Officer and President

Anthony currently serves as the Company's president and is a member of the board of directors. During the period from 2004 to present, Anthony has been a consultant to companies seeking financing.

Ed Loven − Director and Secretary

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

Table of Contents	11

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

Table of Contents	12

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

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Table of Contents	13

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.
·	Report of Independent Registered Public Accounting Firm (2014)	F-1
·	Report of Independent Registered Public Accounting Firm (2013)	F-2
·	Balance Sheets at September 30, 2014 and 2013	F-3
·	Statements of Operations for the years ended September 30, 2014 and 2013	F-4
·	Statements of Changes in Stockholders’ Deficiency for the years ended September 30, 2014 and 2013	F-5
·	Statements of Cash Flows for the years ended September 30, 2014 and 2013	F-6
·	Notes to Financial Statements	F-7 - F-14
2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer & Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Chief Executive Officer & Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 .*
Table of Contents	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Pacific Oil Company

9500 W. Flamingo Rd. Suite 205

Las Vegas, NV 89147

We have audited the accompanying balance sheet of Pacific Oil Company as of September 30, 2014 and the related statement of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of September 30, 2013 and as of the year then ended were audited by another auditor who expressed an unqualified opinion on March 11, 2014.

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

Wheat Ridge, Colorado

January 2, 2015

9605 West 49th Ave., Suite 200, Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~www.cutlercpas.com

Table of Contents	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Oil Company

(formerly Kat Racing, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Pacific Oil Company (formerly known as Kat Racing, Inc, a Development Stage Company) as of September 30, 2013 (restated), and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended September 30, 2013 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Oil Company as of September 30, 2013 (restated), and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an accumulated net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 11, 2014

Table of Contents	F-2

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Balance Sheets

		September 30,
	September 30, 2014	2013 (Restated)
ASSETS

CURRENT ASSETS
Cash	$87	$820
Total Current Assets	87	820

TOTAL ASSETS	$87	$820

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,702	$17,265
Advances payable - related party	66,670	43,255
Note payable - related party	1,174	—
Convertible note payable - related party, net of discount of $0 and $57,618, respectively	—	20,206
Derivative liability	—	173,856
Total Current Liabilities	69,546	254,582

Total Liabilities	69,546	254,582

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 5,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 70,000,000 shares authorized, 60,080,733 and 57,490 shares issued and outstanding, respectively	60,080	57
Additional paid-in capital	600,588	130,751
Accumulated Deficit	(730,127)	(384,570)
Total Stockholders' Deficit	(69,459)	(253,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87	$820

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Operations

	For the Year Ended September 30,
	2014	2013 (Restated)

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	5,695	7,069
Compensation expense	335,280	—
Professional fees	19,410	31,569
Total operating expenses	360,385	38,638

OTHER INCOME (EXPENSE)
Interest expense	(3,866)	(29,116)
Change in fair value of derivative	2,380	(96,032)
Gain on conversion of accounts payable	16,314	—
Total other income (expense)	14,828	(125,148)

NET LOSS	$(345,557)	$(163,786)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(2.85)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	58,595,359	57,490

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Changes in Stockholders’ Deficiency

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficiency	Deficiency

Balance, September 30, 2012	57,490	$57	$121,840	$(220,784)	$(98,886)

Imputed interest on related party payable	—	—	8,911	—	8,910

Net loss for the year September 30, 2013	—	—	—	(163,786)	(163,786)

Balance, September 30, 2013 (Restated)	57,490	57	130,751	(384,570)	(253,762)

Imputed interest on related party payable	—	—	1,655	—	1,655

Common stock issued for services	38,100,000	38,100	297,180	—	335,280

Common stock issued for related party conversion of note payable	21,900,002	21,900	170,820	—	192,720

Settlement of accounts payable with shares	23,241	23	182	—	205

Net loss for the year ended September 30, 2014	—	—	—	(345,557)	(345,557)

Balance, September 30, 2014	60,080,733	$60,080	$600,588	$(730,127)	$(69,459)

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-5

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Cash Flows

	For the Year Ended September 30,
	2014	2013 (Restated)

OPERATING ACTIVITIES
Net loss	$(413,041)	$(163,786)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	335,280	—
Amortization of debt discount on convertible note	2,212	20,206
Change in fair value of derivative	(2,380)	96,032
Gain on conversion of accounts payable	(16,314)	—
Imputed interest	1,655	8,910
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	956	17,265
Net Cash Used in Operating Activities	(24,148)	(21,373)

INVESTING ACTIVITIES	—	—

Net Cash Provided by (Used in) Investing Activities	—	—

FINANCING ACTIVITIES
Borrowing from related parties	23,415	21,790
Repayment on related party debt	—	(1,178)
Net Cash Provided by Financing Activities	23,415	20,612

NET INCREASE (DECREASE) IN CASH	(733)	(761)

CASH AT BEGINNING OF PERIOD	820	1,581

CASH AT END OF PERIOD	$87	$820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

Non Cash Activities
Settlement of accounts payable with stock	$205	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-6

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

Table of Contents	F-7

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)

Derivative Liability	$—	$—	$173,856	$(96,032)
Total	$—	$—	$173,856	$(96,032)

Table of Contents	F-8

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

Income Taxes

The Company provides for income taxes in accordance with FASB standards, which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities, as well as for net operating loss carry forwards.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of September 30, 2014 and 2013.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2014	September 30, 2013 (Restated)
Income tax benefit at statutory rate	$117,500	$55,700

Valuation allowance	(117,500)	(55,700)

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

Deferred tax asset:	September 30, 2014	September 30, 2013 (Restated)
Benefit of net operating losses carried forward	$248,250	$86,279
Less: Valuation allowance	(248,250)	(86,279)

Net deferred tax asset	$-0-	$-0-

At September 30, 2014, the Company had federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $730,000. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses would expire in varying amounts from September 30, 2025 to 2034. However, due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards begin to expire in 2025. The Company has no uncertain tax positions.

Reclassifications

Certain amounts in the 2013 financial statements may have been reclassified to conform to the 2014 presentation.

Table of Contents	F-9

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

Table of Contents	F-10

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

Table of Contents	F-11

PACIFIC OIL COMPANY

(FORMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

3. COMMON STOCK (continued)

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

Derivative liability	$171,476
Convertible notes payable	76,650
Unamortized discount on convertible notes payable	(57,618)
Interest expense to October 4, 2013	2,212
Value of shares issued to settle liabilities	$192,720

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

Table of Contents	F-12

PACIFIC OIL COMPANY

(FORMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

5. CONVERTIBLE NOTES PAYABLE - RELATED PARTY AND DERIVATIVE LIABILITIES (continued)

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

The following presents the derivative liability value at September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Convertible Note - Related party	$—	$173,856

The following is a summary of changes in the fair market value of the derivative liability during year ended September 30, 2014 and the year ended September 30, 2013:

Balance, September 30, 2012	$—
Increase in derivative value due to issuance of convertible note	168,812
Change in fair market value of derivative liabilities due to the mark to market adjustment	5,044
Balance, September 30, 2013	173,856
Debt Conversion	(171,476)
Change in fair market value of derivative liabilities due to the mark to market adjustment	252
Cancellation of the conversion feature	(2,632)
Balance at September 30, 2014	$—

Key inputs and assumptions used to value the convertible notes payable issued during the year ended September 30, 2013:

•	The underlying stock price was used as the fair value of the common stock;
•	The note amount as of issuance on July 1, 2013 and September 30, 2013, was $77,823.50. The principal amounts of $20,650, $7,000, $10,500, $10,500, $8,750 and $8,750 were converted by the various Note assignees on October 4, 2013. The remaining principal balance as of September 30, 2014 was $1,174.
•	Capital raising events are not a factor for this Note since it was unlikely that the Company would raise capital at less than 50% of market during the term which would reset the conversion feature;
•	It was assumed that the Company would not file a registration statement and it would not become effective.
•	The Issue would redeem based on availability of alternative financing, 0% of the time increasing 1.0% monthly to a maximum of 10%;
•	The Holder would convert over a six month term;
•	The projected annual volatility for each valuation period was based on the historic volatility of the company
•	Events of default were not modeled since there was no penalty for default

Table of Contents	F-13

6. SUBSEQUENT EVENTS

On November 28, 2014, the majority of the shareholders approved a 200 to 1 reverse stock split. Although the Company disclosed in a Schedule 14C information statement filed on December 29, 2014, that we expected to mail notification of this reverse split to our shareholders on or about December 30, 2014, no such mailing has been completed at the date of this filing and we are unable to state when the reverse split will become effective at this time. It is expected the total number of common shares outstanding after the split will be 300,404.

The Company has evaluated all subsequent events through the date these financial statements were available to be issued and, other than as disclosed above, determined that there were no material subsequent events to be disclosed.

Table of Contents	F-14

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Oil Company

Date: January 21, 2015

/s/ Anthony Sarvucci

By: Anthony Sarvucci, President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 21, 2015

/s/ Anthony Sarvucci

By: Anthony Sarvucci, President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: January 21, 2015

/s/ Edward Loven

By: Edward Loven

Director, Secretary and

Table of Contents	15