Form 10-Q
period 2014-12-31
PACIFIC OIL Co
filed 2015-02-17
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] .    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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
Registrant's Phone: 1-888-303-2272

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] .

As of February 16, 2015, the issuer had 60,080,733 shares of common stock issued and outstanding.

Table of Contents	1

Table of Contents	2

ITEM 1. FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

FINANCIAL STATEMENTS

C O N T E N T S

Condensed Balance Sheets as of December 31, 2014 (unaudited) and September 30, 2014	4
Condensed Statements of Operations for the three months ended
December 31, 2014 and 2013 (restated) (unaudited)	5
Condensed Statements of Cash Flows for the three months ended
December 31, 2014 and 2013 (restated)(unaudited)	6
Notes to the Condensed Financial Statements (unaudited)
7

Table of Contents	3

PACIFIC OIL COMPANY

Condensed Balance Sheets

	December 31,	September 30,
	2014	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,787	$87
Total Current Assets	1,787	87

TOTAL ASSETS	$1,787	$87

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,149	$1,702
Advances payable - related party	72,671	66,671
Note payable - related party	1,174	1,174

Total Current Liabilities	75,993	69,546

Total Liabilities	75,993	69,546

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 300,000,000 shares authorized, 60,080,733 shares issued and outstanding, respectively	60,080	60,080
Additional paid-in capital	600,588	600,588
Deficit accumulated during the exploration stage	(734,874)	(730,127)
Total Stockholders' Deficit	(74,206)	(69,459)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,787	$87

The accompanying notes are an integral part of these condensed unaudited financial statements.

Table of Contents	4

PACIFIC OIL COMPANY

Condensed Statements of Operations (unaudited)

	For the Three
	Months Ended
	December 31,
	2014		2013
			(restated)
REVENUES	$—		$—

OPERATING EXPENSES
General and administrative	1,127		2,094
Professional fees	3,620		335,280
Total operating expenses	4,747		337,374

OTHER INCOME (EXPENSE)
Interest expense	—		(3,866)
Change in fair value of derivative	—		(252)
Gain on conversion of accounts payable	—		16,314
Total other income (expense)	—		12,196

NET LOSS	$(4,747)		$(325,178)

BASIC AND DILUTIVE LOSS PER SHARE	$(0.00	)*	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTIVE	60,080,733		54,187,927

* denotes a loss of less than $(0.01) per share.

 The accompanying notes are an integral part of these condensed unaudited financial statements.

Table of Contents	5

PACIFIC OIL COMPANY

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES		(restated)
Net loss	$(4,747)	$(325,178)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares for Services	—	335,280
Amortization of debt discount on convertible note	—	2,212
Change in fair value of derivative	—	252
Gain on conversion of accounts payable	—	(16,314)
Imputed interest	—	1,654
Changes in operating assets and liabilities		—
Increase (decrease) in accounts payable	447	2,056
Net Cash Used in Operating Activities	(4,300)	(38)

INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	—	—

FINANCING ACTIVITIES
Borrowing from related parties	6,000	—
Repayment on related party debt	—	—
Common stock issued for cash	—	—
Contributed capital	—	—
Net Cash Provided by Financing Activities	6,000	—

NET INCREASE (DECREASE) IN CASH	1,700	(38)
CASH AT BEGINNING OF PERIOD	87	820
CASH AT END OF PERIOD	$1,787	$782

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

Non Cash Activities
Settlement of accounts payable with stock	$—	$205

The accompanying notes are an integral part of these condensed unaudited financial statements.

Table of Contents	6

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $734,874 since inception (December 5, 2005) through December 31, 2014 and had a working capital and shareholder deficit of $74,206 at December 31, 2014 . Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Table of Contents	7

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements. The results of operations for the periods ended December 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Table of Contents	8

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Table of Contents	9

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

The Company has previously had potentially dilutive debt instruments outstanding in the form of convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently basic and diluted loss per share were identical for the three months ended December 31, 2014 and 2013.

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended December 31, 2014.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three month periods ended December 31, 2014 and 2013.

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

Table of Contents	10

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue Recognition (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized:: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required

Correction of an error in previously issued financial statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Certain of the balances reported in the unaudited condensed interim financial statements for the three months ended December 31, 2013 reported on Form 10-Q, have been retroactively adjusted to reflect the adjustments made as a result of the audit of the financial statements for the year ended September 30, 2014. The details are summarized in Note 7 below.

Recent Accounting Pronouncements

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

The Company had received $72,671 and $66,671 as of December 31, 2014 and September 30, 2014, respectively, as advances from related parties to fund ongoing operations. In addition, as of December 31, 2014, a related party note payable balance was $1,174. All of the related party accounts and note payable are non-interest bearing, unsecured and due upon demand.

Table of Contents	11

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY AND DERIVATIVE LIABILITIES

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and were revalued at each subsequent reporting date, using a lattice model. The Company recorded a discount on the convertible note payable, related party of $57,618, leaving a net balance of $20,206, and current derivative liabilities of $173,856 at September 30, 2013. The change in fair value of the derivative liabilities resulted in a gain of $2,380 for the three months ended December 31, 2013, which has been reported as gain from changes in fair value of derivative liabilities in other income (expense) in the statements of operations.

On October 4, 2013, the Company issued 29,100,002 shares of its common stock to the note holders to satisfy $76,650 of the total outstanding convertible notes payable of $77,824. Effective January 1, 2014, the Company, with the consent of the holder of the remaining note convertible – related party totaling $1,174, amended the terms of the note payable to remove the conversion feature. The remaining $2,632 balance of the derivative liability relating to the note payable was credited to gain from changes in fair value of derivative liabilities in other income on removal of the conversion feature from the note payable – related party.

The following is a summary of changes in the fair market value of the derivative liability during the three months ended December 31, 2013:

Balance, September 30, 2013		$173,856
Debt Conversion		(171,476)
Change in fair market value of derivative liabilities due to the mark to market adjustment		252
Cancellation of the conversion feature		(2,632)
Balance at December 31, 2013	$	−

NOTE 6 – COMMON STOCK

On April 25, 2013 the board of director authorized a reverse stock split of 1 for 100. All share amounts have been adjusted for retroactively. In connection with the change in control, it was determined that the authorized capital of the Company consists of 300 million shares of $0.001 par value common stock and no shares of preferred stock. The disclosures on the balance sheet have been corrected accordingly.

On October 1, 2013 the Company issued 38,100,000 shares to a newly appointed officer and director which resulted in a change in control of the Company. The shares were valued at $335,280 or $0.0088 per share, and this expense has been recognized as stock based compensation in our statement of operations. The value of these shares was determined by a valuation expert.

Table of Contents	12

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

NOTE 7 –CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Certain of the balances reported in the unaudited condensed interim financial statements for the three months ended December 31, 2013 reported on Form 10-Q, have been retroactively adjusted to reflect the adjustments made as a result of the audit of the financial statements for the year ended September 30, 2014. All of the adjustments are noncash transactions. The transactions are described in the Notes 5 and 6 above and are summarized below:

	Three months ended
	December 31, 2013
	As reported	Changes	Revised
Statement of Operations:
Compensation expense	$99,686	$235,594	$335,280
Gain on conversion of accounts payable	—	(16,314)	(16,314)
Loss on debt conversion	193,258	(193,258)	—
Interest expense	59,273	(55,407)	3,866
Net loss	(354,562)	29,384	(325,178)
Settlement of accounts payable with stock	—	(205)	(205)
Cash Flow from Operating Activities	(38)	—	(38)

NOTE 7 – SUBSEQUENT EVENTS

There are no events subsequent to period ended December 31, 2014 through the date these financial statements are available to be issued on February 16, 2015 that would warrant further disclosures.

Table of Contents	13

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

Table of Contents	14

GENERAL DESCRIPTION OF BUSINESS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

The Company has achieved no revenue or profits to date and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred a net loss of $4,747 for the three months ended December 31, 2014, compared with a net loss of $325,178 for the three months ended December 31, 2013. The year to year variance was largely due to professional fees of $335,280 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2014 the Company’s current assets, comprising solely of cash, were $1,787 compared to $87 in current assets, also solely cash, at September 30, 2014. As at December 31, 2014, the Company’s current liabilities were $75,993 compared to $69,546 at September 30, 2014.

Stockholder’s deficit was $74,206 as of December 31, 2014 compared to stockholders’ deficit of $69,459 as of September 30, 2014.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $734,874 since inception (December 5, 2005) through December 31, 2014 and had a working capital and shareholder deficit of $74,206 at December 31, 2014. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Table of Contents	15

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows from Operating Activities

For the three month period ended December 31, 2014, net cash flows used in operating activities was $4,300 compared to $38 used in operating activities in the three months ended December 31, 2013.  During the three months ended December 31, 2014 the Company incurred a loss of $4,747 which was partially offset for cash flow purposes by a $447 increase in the balance of its accounts payable. By comparison during the three months ended December 31, 2013 the Company incurred a loss of $325,178 was partially offset for cash flow purposes by $335,280 in non-cash expenses related to stock based compensation.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the three month period ended December 31, 2014 or 2013.

Cash Flows from Financing Activities

During the three months ended December 31, 2014 the Company received $6,000 in borrowings from related parties as compared to $0 in borrowings from related parties during the three months ended December 31, 2013. The decrease in funding between the two periods reflects the decrease in the amount of funds used in operating activities between the two periods.

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

Table of Contents	16

As of December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three months ended December 31, 2014 or 2013 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended December 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three months ended December 31, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

Table of Contents	17

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: February 16, 2015

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer and Chief Financial Officer

Table of Contents	18