Form 10-Q
period 2015-03-31
PACIFIC OIL Co
filed 2015-05-20
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X ..

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer       .

Accelerated filer       . .

Non-accelerated filer       .

Smaller reporting company   X . .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       .  No   X ..

As of May 20, 2015, the issuer had 440,949 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

FINANCIAL STATEMENTS

C O N T E N T S

Condensed Balance Sheets as of March 31, 2015 (unaudited) and September 30, 2014	4
Condensed Statements of Operations for the three and six month periods ended
March 31, 2015 and 2014 (unaudited)	5
Condensed Statements of Cash Flows for the six month periods ended
March 31, 2015 and 2014 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

PACIFIC OIL COMPANY

Condensed Balance Sheets

	March 31,	September 30,
	2015	2014
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$1,092	$87
Total Current Assets	1,092	87

TOTAL ASSETS	$1,092	$87

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$530	$1,702
Advances payable	58,683	43,183
Advances payable-related party	23,488	23,488
Note payable	1,174	1,174

Total Current Liabilities	83,874	69,546

Total Liabilities	83,874	69,546

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value;
300,000,000 shares authorized, 300,949 shares issued
and outstanding	301	301
Additional paid-in capital	660,367	660,367
Deficit accumulated	(743,450)	(730,127)
Total Stockholders' Deficit	(82,782)	(69,459)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,092	$87

The accompanying notes are an integral part of these condensed unaudited financial statements.

           PACIFIC OIL COMPANY

Condensed Statements of Operations (unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,426	1,371	4,553	3,465
Professional fees	5,150	7,500	8,770	7,500
Compensation expense	-	-	-	335,280
Total operating expenses	8,576	8,871	13,323	346,245

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	3,866
Change in fair value of derivative	-	2,632	-	(2,380)
Gain on conversion of accounts payable	-	-	-	(16,314)
Total other income (expense)	-	2,632	-	(14,828)

NET LOSS	$(8,576)	$(6,239)	$(13,323)	$(331,417)

BASIC AND DILUTIVE LOSS PER SHARE	$(0.03)	$(0.02)	$(0.04)	$(1.16)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTIVE	300,949	300,949	300,949	285,509

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(13,323)	$(331,417)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services	-	335,280
Amortization of debt discount on convertible note	-	2,212
Change in fair value of derivative	-	(2,380)
Gain on conversion of accounts payable	-	(16,314)
Imputed interest	-	1,654
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,172)	8,020
Net Cash Used in Operating Activities	(14,495)	(2,945)

INVESTING ACTIVITIES	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Increase (decrease) in advances payable	15,500	2,877
Net Cash Provided by Financing Activities	15,500	2,877

NET INCREASE (DECREASE) IN CASH	1,005	(68)

CASH AT BEGINNING OF PERIOD	87	820

CASH AT END OF PERIOD	$1,092	$752

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

Non Cash Activities
Settlement of accounts payable for stock	$-	$205

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $743,450 since inception (December 5, 2005) through March 31, 2015 and had a working capital and shareholder deficit of $82,782 at March 31, 2015 . Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THETHREE AND SIX MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

The Company has previously had potentially dilutive debt instruments outstanding in the form of convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently basic and diluted loss per share were identical for the three and six month periods ended March 31, 2015 and 2014.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and six month periods ended March 31, 2015 and 2014.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

Reclassifications

Certain amounts in the prior periods may have been reclassified to conform to the current period presentation.

Correction of an error in previously issued financial statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Certain of the balances reported in the unaudited condensed interim financial statements for the three and six months ended March 31, 2014 reported on Form 10-Q, have been retroactively adjusted to reflect the adjustments made as a result of the audit of the financial statements for the year ended September 30, 2014.  The details are summarized in Note 7 below.

Recent Accounting Pronouncements

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – ADVANCES PAYABLE AND ADVANCES PAYABLE, RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties and non-related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company had received $23,488 as of March 31, 2015 and September 30, 2014, as advances from a related party to fund ongoing operations.  In addition, as of March 31, 2015 and September 30, 2014, the Company had received advances totaling $58,683 and $43,183, respectively, from a former officer and majority shareholder and her spouse. All of the related party and non-related party accounts and notes payable are non-interest bearing, unsecured and due upon demand.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

On October 4, 2013, the Company issued 29,100,002 shares of its common stock to the note holders to satisfy $76,650 of the total outstanding convertible notes payable of $77,824. Effective January 1, 2014, the Company, with the consent of the holder of the remaining note convertible totaling $1,174, amended the terms of the note payable to remove the conversion feature. The remaining $2,632 balance of the derivative liability relating to the note payable was credited to gain from changes in fair value of derivative liabilities in other income on removal of the conversion feature from the note payable.

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

On February 19, 2015 the board of director authorized a reverse stock split of 1 for 200. All share amounts have been adjusted for retroactively. In connection with the change in control, it was determined that the authorized capital of the Company consists of 300 million shares of $0.001 par value common stock and no shares of preferred stock. All share amounts have been adjusted retroactively to reflect the split as if it had occurred at the beginning of all periods presented.

On October 1, 2013 the Company issued 38,100,000 shares to a newly appointed officer and director which resulted in a change in control of the Company. The shares were valued at $335,280 or $0.0088 per share, and this expense has been recognized as stock based compensation in our statement of operations. The value of these shares was determined by a valuation expert.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 6 – COMMON STOCK (CONTINUED)

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

NOTE 7 – CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Certain of the balances reported in the unaudited condensed interim financial statements for the three and six months ended March 31, 2014 reported on Form 10-Q, have been retroactively adjusted to reflect the adjustments made as a result of the audit of the financial statements for the year ended September 30, 2014.  All of the adjustments are noncash transactions. The transactions are described in the Notes 5 and 6 above and are summarized below:

	Three months ended			Six months ended
	December 31, 2013			March 31, 2014
	As reported	Changes	Revised	As reported	Changes	Revised
Statement of Operations:
Compensation expense	99,686	235,594	335,280	99,686	235,594	335,280
Gain on conversion of accounts payable	-	(16,314)	(16,314)	-	(16,314)	(16,314)
Loss on debt conversion	193,258	(193,258)	-	193,258	(193,258)	-
Interest expense	59,273	(55,407)	3,866	59,273	(55,407)	3,866
Net loss	(354,562)	29,384	(325,178)	(354,562)	23,145	(331,417)
Settlement of accounts payable with stock	-	(205)	(205)	-	(205)	(205)
Cash Flow from Operating Activities	(38)	-	(38)	(38)	(30)	(68)

NOTE 8 – SUBSEQUENT EVENTS

On May 6, 2015, Pacific Oil Company (the “Company”) entered into a purchase and sale agreement with the Emporium Group to purchase certain rights, title, estate, and interest in the petroleum and natural gas rights together with tangible assets on a 40-acre site located in Saskatchewan, Canada.  Pacific Oil negotiated the sale for part stock and part debt transaction.  The Company shall issue to Emporium Group 140,000 shares of its common stock along with a note payable in the amount of $125,000 with a 6% cumulative interest rate due and payable in 3 years. This note has a conversion feature, which allows Emporium Group to convert any part of the debt including accrued interest at $0.02 per share.

There are no other subsequent events for the period ended March 31, 2015 through the date these financial statements are available to be issued that would warrant further disclosures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

The Company has achieved no revenue or profits to date and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred a net loss of $8,576 for the three months ended March 31, 2015, compared with a net loss of $6,239 for the three months ended March 31, 2014. The year to year variance was due to a gain in the fair value of derivatives of $2,632 recognized in 2014.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2015 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2014

The Company has achieved no revenue or profits to date and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred a net loss of $13,323 for the six months ended March 31, 2015, compared with a net loss of $331,417 for the six months ended March 31, 2014. The year to year variance was largely due to stock issued for services of $335,280 related to the issuance of 38,100,000 pre-split shares to the officer and director of the Company in 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2015 the Company’s current assets, comprising solely of cash, were $1,092 compared to $87 in current assets, also solely cash, at September 30, 2014. As at March 31, 2015, the Company’s current liabilities were $83,874 compared to $69,546 at September 30, 2014.

Stockholder’s deficit was $82,782 as of March 31, 2015 compared to stockholders’ deficit of $69,459 as of September 30, 2014.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $743,450 at March 31, 2015 and had a working capital and shareholder deficit of $82,782 at March 31, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash Flows from Operating Activities

For the six month period ended March 31, 2015, net cash used in operating activities was $14,495 compared to $2,946 used in operating activities in the six months ended March 31, 2014.  During the six months ended March 31, 2015 the Company incurred a loss of $13,323, and a $1,172 decrease in the balance of its accounts payable. By comparison during the six months ended March 31, 2014 the Company incurred a loss of $331,417, which was partially offset for cash flow purposes by $335,280 in non-cash expenses related to stock issued for services, and a gain on conversion of accounts payable of $16,314 and an increase in accounts payable by $8,020.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month period ended March 31, 2015 or 2014.

Cash Flows from Financing Activities

During the six months ended March 31, 2015, the Company received $15,500 in advances as compared to $2,877 in advances during the six months ended March 31, 2014. The decrease in funding between the two periods reflects the decrease in the amount of funds used in operating activities between the two periods.

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

As of March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three and six month periods ended March 31, 2015 or 2014 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three and six month periods ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three and six month periods ended March 31, 2015 or 2014.

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

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 20, 2015

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer and Chief Financial Officer