Form 10-Q
period 2015-06-30
PACIFIC OIL Co
filed 2015-10-09
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X ..    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

      ..     Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-144504

Pacific Oil Company

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4057712
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9500 W. Flamingo Rd. Suite 205
Las Vegas, NV	89147
(Address of principal executive offices)	(Zip Code)
Registrant's Phone: 1-888-303-2272

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      .   No  X ..

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

As of October 8, 2015, the issuer had 440,949 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

FINANCIAL STATEMENTS

C O N T E N T S

Condensed Balance Sheets as of June 30, 2015 (unaudited) and September 30, 2014	4
Condensed Statements of Operations for the Three and Nine month periods ended
June 30, 2015 and 2014 (unaudited)	5
Condensed Statements of Cash Flows for the Nine month periods ended
June 30, 2015 and 2014 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

PACIFIC OIL COMPANY

Condensed Balance Sheets

	June 30,	September 30,
	2015	2014
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$290	$87
Total Current Assets	290	87

PROPERTY AND EQUIPMENT
Oil and gas property at cost, full cost method of accounting: unproved	237,400	-
Equipment	44,000	-
Total Property and Equipment	281,400	-

TOTAL ASSETS	$281,690	$87

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,074	$1,702
Advances payable	59,383	43,183
Advances payable-related party	23,488	23,488
Note payable	1,174	1,174

Total Current Liabilities	101,118	69,546

LONG TERM LIABILITIES
Convertible note payable-related party, net of debt discount	7,465	-

Total Long Term Liabilities	7,465	-

Total Liabilities	108,584	69,546

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 300,000,000 shares authorized, 440,949 (unaudited) and 300,949 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	441	301
Additional paid-in capital	926,627	660,367
Accumulated deficit	(753,962)	(730,127)
Total Stockholders' Equity (Deficit)	173,106	(69,459)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$281,690	$87

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

Condensed Statements of Operations (unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	896	1,270	5,449	4,735
Professional fees	2,150	7,160	10,920	14,660
Compensation expense	-	-	-	335,280
Total operating expenses	3,046	8,430	16,369	354,675

OTHER (INCOME) EXPENSE
Interest expense	1,130	-	1,130	3,866
Amortization of debt discount on on convertible note payable, related party	6,335	-	6,335	-
Change in fair value of derivative	-	-	-	(2,380)
Gain on settlement of accounts payable	-	-	-	(16,314)
Total other (income) expense	7,465	-	7,465	(14,828)

NET LOSS	$(10,511)	$(8,430)	$(23,834)	$(339,847)

LOSS PER SHARE - BASIC AND DILUTIVE	$(0.03)	$(0.03)	$(0.07)	$(1.17)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTIVE	385,564	300,949	329,154	291,001

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(23,834)	$(339,846)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	-	335,280
Amortization of debt discount on convertible note	6,335	2,212
Change in fair value of derivative	-	(2,380)
Gain on settlement of accounts payable	-	(16,314)
Imputed interest	-	1,654
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	372	5,859
Increase (decrease) in accrued interest	1,130	-
Net Cash Used in Operating Activities	(15,997)	(13,535)

INVESTING ACTIVITIES	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Increase (decrease) in advances payable	16,200	12,815
Net Cash Provided by Financing Activities	16,200	12,815

NET INCREASE (DECREASE) IN CASH	203	(720)
CASH AT BEGINNING OF PERIOD	87	820
CASH AT END OF PERIOD	$290	$100

SUPPLEMENTAL DISCLOSURES:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES: ASSETS AND LIABILITIES ACQUIRED FOR STOCK AND DEBT
Oil and gas property at cost, full cost method of accounting; unproved	$237,400	$-
Equipment	$44,000	$-
Accrued liabilities	$(15,000)	$-

STOCK AND DEBT ISSUED FOR ACQUISITION OF ASSETS AND LIABILITIES
Shares	$141,400	$-
Convertible note payable	$125,000	$-
Settlement of accounts payable for stock	$-	$205

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

As the market for high end off road vehicles suffered due to the downturn in the economy, Kat Racing sought to arrange the purchase of certain oil and gas properties which were owned by Prairie West Oil and Gas Ltd., a Canadian company, through a share exchange. Pursuant to this transaction, the Company changed its name from Kat Racing to Prairie West Oil and Gas Ltd. This transaction was never completed. When it was determined the acquisition would not be completed, the Company did not want to continue with the Prairie West name and changed its name to Pacific Oil Company.

On October 1, 2013, the Company issued a newly appointed officer and director 190,500 shares of common stock of the Company to retain his services to attempt to secure certain assets the Company needs to launch its oil and gas operations.

On May 6, 2015, the Company entered into a purchase and sale agreement with the Emporium Group to purchase certain rights, title, estate, and interest in the unproved petroleum and natural gas rights, together with certain tangible assets and liabilities, on a 40-acre site located in Saskatchewan, Canada. The purchase consideration for this transaction was part stock and part debt. The Company issued to Emporium Group 140,000 shares of its common stock, valued at $141,400, based on the market price of $1.01 per share of our shares on the date the transaction was completed, along with a convertible note payable in the amount of $125,000 with a 6% cumulative interest rate, due and payable in 3 years, with the right to convert into 6,250,000 shares of our commons stock at $0.02 per share.

The lease acquired has not been in operation since 2011 and we have been advised that we will need to spend approximately $75,000 to $100,000 to get the well back into production. At this time we do not have the funds to get the well back in production, nor is there any guarantee that we will be successful in raising the necessary funds to get the well back into production or that the well will be able to operate on a  profitable basis if it were to be returned to production.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $753,962 since inception (December 5, 2005) through June 30, 2015 and had a working capital deficit of $100,828 at June 30, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - GOING CONCERN (CONTINUED)

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements. The results of operations for the three and nine periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties, Full Cost Method

The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs, are capitalized. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of proved oil and gas properties, including future development costs, if any, are amortized using the units of production method over the estimated proved reserves.

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

Depletion

Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment (ceiling test) indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification (“ASC”) 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and is subject to amortization. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

The carrying value of cash, accounts payable and accrued expenses, advances payable, advances payable – related party and note payable and convertible note payable related party approximates their fair value due to the short-term maturity of these financial instruments.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has potentially dilutive debt instruments outstanding in the form of a convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently basic and diluted loss per share were identical for the three and nine month periods ended June 30, 2015 and 2014.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and nine month periods ended June 30, 2015 and 2014.

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

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the prior periods may have been reclassified to conform to the current period presentation.

Correction of an error in previously issued financial statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Certain of the balances reported in the unaudited condensed interim financial statements for the three and nine months ended June 30, 2014 reported on Form 10-Q, have been retroactively adjusted to reflect the adjustments made as a result of the audit of the financial statements for the year ended September 30, 2014.  The details are summarized in Note 9 Correction of Errors in Previously Issued Financial Statements below.

Recent Accounting Pronouncements

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – ACQUISITION OF UNPROVED OIL AND GAS PROPERTY, EQUIPMENT AND LIABILITIES

On May 6, 2015, Pacific Oil Company acquired the following assets from The Emporium Group:

1)

The mineral rights to well license number 76B009. The well site is located near Maidstone, Saskatchewan, Canada.

2)

The equipment located at the well site includes:

a)

Onsite 750 barrel oil storage tank (1)

b)

Skid (1)

c)

Direct Drive Well Pump (1)

d)

Compressor (1)

e)

Onsite storage facility (1)

a.

d) Down Hole rods (Multiple)

f)

Metal Containment Burm

3)

Accrued liabilities relating to unpaid mineral rights and property taxes.

The purchase price of the acquisition was $266,400 and was satisfied through the issuance of a convertible note payable of $125,000 and 140,000 shares of our common stock valued at $141,400, based on the $1.01 closing price of the stock on May, 6, 2015.

The purchase price consideration has been allocated to the assets and liabilities acquired as follows:

Unproved oil and gas property	$237,400
Equipment	44,000
Accrued liabilities	(15,000)

Net assets and liabilities acquired	$266,400

The value of the equipment on site was estimated at $44,000. The estimate was provided by Calroc Industries Inc, which is a supplier of new and used oilfield equipment to oil and gas companies located in Alberta, Saskatchewan and throughout Western Canada.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 4 – ACQUISITION OF UNPROVED OIL AND GAS PROPERTY, EQUIPMENT AND LIABILITIES (CONTINUED)

The accrued liabilities relating to unpaid mineral rights and property taxes for the period 2011 thru 2015 are estimated at $15,000.

The balance of the purchase consideration, $237,400 has been allocated to unproved oil and gas property under the full cost basis of accounting.

Unaudited proforma financial statements – unproved oil and gas lease acquired

	Three Months Ended June 30, 2015	Three Months ended June 30, 2014	Nine Months ended June 30, 2015	Nine Months ended June 30, 2014	Year ended September 30, 2014	Year ended September 30, 2013

Revenue	$-	$-	$-	$-	$-	$-

Operating expenses	$(750)	$(750)	$(2,250)	$(2,250)	$(3,000)	$(3,000)

Net Loss	$(750)	$(750)	$(2,250)	$(2,250)	$(3,000)	$(3,000)

Since the well has not been in operation since when 2011, no revenue have been generated in any of the periods presented. . Similarly, the only expenses incurred in the periods presented while the well was dormant, relate to property taxes, mineral rights, land fees and other fees.

The expenses relating to the lease are included in Pacific Oil’s financial statements from the date of its acquisition on May 6, 2015

The Company’s profoma financial statements showing what its results would have been if the acquisition had been completed effective at the beginning of each period presented would be as follows:

	Three Months Ended June 30, 2015	Three Months ended June 30, 2014	Nine Months ended June 30, 2015	Nine Months ended June 30, 2014	Year ended September 30, 2014	Year ended September 30, 2013

Revenue	$-	$-	$-	$-	$-	$-

Operating expenses	$3,796	$9,180	$18,619	$356,925	$363,385	$41,638

Other expense	$7,465	$-	$7,465	$(14,828)	$(14,828)	$125,148

Net Loss	$(11,261)	$(9,180)	$(26,084)	$(342,097)	$(348,557)	$(166,786)

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 5 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

As part of the acquisition of the unproved oil and gas property, equipment and liabilities described in Note 4 Acquisition of Unproved Oil and Gas Property, Equipment and Liabilities above, the Company issued to Emporium Group 140,000 shares of its common stock along with a convertible note payable in the amount of $125,000. The convertible note payable carries a 6% cumulative interest rate and is due and payable in 3 years. This note has a conversion feature which allows Emporium Group to convert any part of the debt including accrued interest at $0.02 per share. The Company assessed the beneficial conversion feature and determined that the fair value of the underlying common stock ($1.01) at inception exceeded the conversion price of this note ($0.02) and accordingly recorded a beneficial conversion feature, capped at the face value of the note of $125,000. The beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, on a straight line basis, approximating the effective interest rate method, over the life of the note.

	Principal	Debt Discount	Accrued Interest	Principal and Accrued Interest, net of Debt Discount

May 6, 2015 (unaudited)	$125,000	$(125,000)	$-	$-

Interest accrued during the period	-	(1,130)	1,130	-

Debt discount amortized in the period	-	6,335	-	6,335

June 30, 2015 (unaudited)	$125,000	$(118,665)	$1,130	$7,465

NOTE 6 – ADVANCES PAYABLE AND ADVANCES PAYABLE, RELATED PARTY TRANSACTIONS

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

The Company had received $23,488 as of June 30, 2015 and September 30, 2014, as advances from a related party to fund ongoing operations.  In addition, as of June 30, 2015 and September 30, 2014, the Company had received advances totaling $59,383 and $43,183, respectively, from a former officer and majority shareholder and her spouse. All of the related party and non-related party accounts and notes payable are non-interest bearing, unsecured and due upon demand.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY AND DERIVATIVE LIABILITIES

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

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY AND DERIVATIVE LIABILITIES (CONTINUED)

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

NOTE 8 – COMMON STOCK

The authorized share capital of the Company consists of 300 million shares of $0.001 par value common stock and no shares of preferred stock.

On April 25, 2013, the board of directors authorized a reverse stock split of 1 for 100.

On February 19, 2015, the board of directors authorized a further reverse stock split of 1 for 200.

All share amounts have been adjusted retroactively, and reflect both stock splits as if they had occurred at the beginning of all periods presented.

On October 1, 2013, the Company issued 190,500 shares to a newly appointed officer and director which resulted in a change in control of the Company. The shares were valued at $335,280 or $1.76 per share, and this expense has been recognized as stock based compensation in our statement of operations. The value of these shares was determined by a valuation expert as there had been no active market trading of the Company’s stock at the date of the conversion.

On October 4, 2013, the Company issued 109,500 shares of its common stock to satisfy an outstanding convertible note payable and its bifurcated derivative liability. The outstanding convertible note payable relieved was $76,650, less unamortized discount of $57,618, along with its bifurcated derivative liability of $171,476. The shares were valued at $192,720, or $1.76 per share. These shares were valued by a valuation expert as there had been no active market trading of the Company’s stock at the date of the conversion. The following table summarizes allocation of the common shares issued in this transaction:

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 8 – COMMON STOCK (CONTINUED)

Derivative liability	$171,476
Convertible notes payable	76,650
Unamortized discount on convertible notes payable	(57,618)
Interest expense to October 4, 2013	2,212
Value of shares issued to settle liabilities	$192,720

On December 31, 2013, the Company issued 116 shares of its common stock in settlement of accounts payable, relating to services provided to the Company in the amount of $16,519. The Company valued the shares at $1.76 as determined by the valuation expert, or $205. The Company recognized a gain on the conversion of $16,314.

On May 6, 2015, the Company issued 140,000 shares of common stock for the acquisition of an unproved oil and gas property, certain equipment and liabilities described in Note 4 Acquisition of Unproved Oil and Gas Property, Equipment and Liabilities Above. The shares were valued at $1.01 per share based on the closing price of the stock on May 6, 2015.

As of June 30, 2015, there were 440,949 shares of common stock were issued and outstanding

NOTE 9 – CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Certain of the balances reported in the unaudited condensed interim financial statements for the nine months ended June 30, 2014 reported on Form 10-Q, have been retroactively adjusted to reflect the adjustments made as a result of the audit of the financial statements for the year ended September 30, 2014. The accounting errors that were corrected in the previously issued financial statements are summarized below and the description of the principal transactions, as restated, are included in the Note 7 Convertible Notes Payable – Related Party and Derivative Liabilities and Note 8 Common Stock above.

	Three months ended			Nine months ended
	June 30, 2014			June 30, 2014
	As reported	Changes	Revised	As reported	Changes	Revised
Statement of Operations:
Compensation expense	-	-	-	99,686	235,594	335,280
Gain on conversion of accounts payable	-	-	-	-	(16,314)	(16,314)
Loss on debt conversion	-	-	-	193,258	(193,258)	-
Interest expense	-	-	-	59,273	(55,407)	3,866
Net loss	-	-	-	(354,562)	14,715	(339,846)
Settlement of accounts payable with stock	-	-	-	-	(205)	(205)
Cash Flow from Operating Activities	-	-	-	(38)	(682)	(720)

NOTE 10 – SUBSEQUENT EVENTS

There are no other subsequent events for the period ended June 30, 2015 through the date these financial statements are available to be issued that would warrant further disclosures.

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

On May 6, 2015 the Company entered into a purchase and sale agreement with the Emporium Group to purchase certain rights, title, estate, and interest in the unproved petroleum and natural gas rights together with tangible assets and liabilities on a 40-acre site located in Saskatchewan, Canada. The purchase consideration for this transaction part stock and part debt. The Company issued to Emporium Group 140,000 shares of its common stock, valued at $141,400 based on the market price of $1.01 per share of our shares on the date the transaction was completed, along with a convertible note payable in the amount of $125,000 with a 6% cumulative interest rate due and payable in 3 years and the right to convert into 6,250,000 shares of our commons stock at $0.02 per share.

The lease acquired has not been in operation since 2011, and Pacific Oil Company estimates we will need to spend approximately $75,000 to $100,000 to get the well back into production. At this time we do not have the funds to get the well back in production, nor is there any guarantee that we will be successful in raising the necessary funds to get the well back into production or that the well will be able to operate on a profitable basis if it were to be returned to production.

If the Company is successful in raising the necessary $75,000 to $100,000 in funding, moving forward the plans for the acquisition are as follows:

1)

Contract an experienced heavy oil technician to go in and clean up, tune up, rework, and reactivate the well to fully producing status.

2)

Contract a service rig to clean out the well bore to increase throughput from enhanced optimization. The well in the past has produced out of the Waseca formation and our plans through this optimization is to co-mingle both the Waseca and the Sparky formation. Through this process we will increase the production, viability and profitability of the acquired well.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

The Company has achieved no revenue or profits to date and the Company anticipates that it will continue to incur net losses, until the recently acquired, currently non-producing, well is place into production. However, at this time we do not have the funds to get the well back in production, nor is there any guarantee that we will be successful in raising the necessary funds to get the well back into production or that the well will be able to operate on a profitable basis if it were to be returned to production.

The Company incurred a net loss of $10,511 for the three months ended June 30, 2015, compared with a net loss of $8,430 for the three months ended June 30, 2014, an increase of $2,081. The year to year variance was due to a $7,465 increase in other expenses relating to the amortization of debt discount and interest expense arising on the convertible note payable issued during the period as partial consideration for acquisition of an unproved oil and gas property, certain equipment and liabilities during the period, partially offset by a decrease in professional fees of $5,010 related to accounting and audit fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2014

The Company has achieved no revenue or profits to date and the Company anticipates that it will continue to incur net losses, until the recently acquired, currently non-producing, well is place into production. However, at this time we do not have the funds to get the well back in production, nor is there any guarantee that we will be successful in raising the necessary funds to get the well back into production or that the well will be able to operate on a profitable basis if it were to be returned to production

The Company incurred a net loss of $23,834 for the nine months ended June 30, 2015, compared with a net loss of $339,847 for the nine months ended June 30, 2014, a decrease of $316,013. The year to year variance was largely due to stock issued for services of $335,280 related to the issuance of 190,500 shares of common stock to the sole officer and director of the Company during the nine months ended June 30, 2015, partially offset by a $22,293 change in other income (expense) between the two periods. During the nine months ended June 30, 2014, we recognized other income of $14,828 in respect of a gain on conversion of accounts payable and the change in fair value of derivative, compared to $7,465 in other expense that we recognized in the nine months ended June 30, 2015 relating to the amortization of debt discount and interest arising on the convertible note payable issued during the period as partial consideration for acquisition of an unproved oil and gas property, certain equipment and liabilities during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015 the Company’s current assets, comprising solely of cash, were $290 compared to $87 in current assets, also solely cash, at September 30, 2014. As at June 30, 2015, the Company’s current liabilities were $101,118 compared to $69,546 at September 30, 2014.

Stockholder’s equity was $173,106 as of June 30, 2015 compared to stockholders’ deficit of $69,459 as of September 30, 2014.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $753,962 at June 30, 2015 and had a working capital deficit of $100,828 at June 30, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

During the nine month period ended June 30, 2015, the Company entered into a purchase and sale agreement with the Emporium Group to purchase rights, title, estate, and interest in the petroleum and natural gas rights together with certain equipment and related liabilities on a 40-acre site located in Saskatchewan, Canada for $261,400. We have been advised that the cost of bringing the well back to a producing status will be approximately $75,000 to $100,000. In order to raise the required capital, the Company has been in contact with several broker dealers who have expressed interest in raising the necessary funds to bring the well back into production as well as additional capital for potential future acquisitions. However, at this time we do not have the funds to get the well back in production, nor is there any guarantee that we will be successful in raising the necessary funds to get the well back into production or that the well will be able to operate on a profitable basis if it were to be returned to production

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows from Operating Activities

For the nine month period ended June 30, 2015, net cash used by operating activities was $15,997 compared to $13,535 used in operating activities in the nine months ended June 30, 2014.  During the nine months ended June 30, 2015, the Company incurred a loss of $23,834 which was reduced for cash flow purpose by $6,335 in noncash expenses, a $372 increase in the balance of its accounts payable, and a $1,130 increase in accrued interest on our convertible note payable. By comparison during the nine months ended June 30, 2014, the Company incurred a loss of $339,846, which was increased for cash flow purposes by $18,694 non cash gains on the settlement of accounts payable and the change in value of derivative, largely offset for cash flow purposes by $335,280 in non-cash expenses related to stock issued for services and a $5,859 increase in accounts payable.

Cash Flows from Investing Activities

We neither used, nor provided, cash flow from investing activities during the nine month period ended June 30, 2015 or 2014.

Cash Flows from Financing Activities

During the nine months ended June 30, 2015, the Company received $16,200 in advances payable as compared to $12,815 in advances payable during the nine months ended June 30, 2014. The increase in funding between the two periods reflects the increase in the amount of funds used in operating activities between the two periods.

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

As of June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three and nine month periods ended June 30, 2015 or 2014 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, the Company issued 140,000 shares of common stock as partial consideration for the acquisition of an unproved oil and gas property, certain equipment and liabilities.

The above transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the fact that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three and nine month periods ended June 30, 2015 or 2014.

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

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

101.INS †

XBRL Instance

101.SCH †

XBRL Taxonomy Extension Schema

101.CAL †

XBRL Taxonomy Extension Calculation

101.DEF †

XBRL Taxonomy Extension Definition

101.LAB †

XBRL Taxonomy Extension Labels

101.PRE †

XBRL Taxonomy Extension Presentation

*      Previously filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: October 8, 2015

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer and Chief Financial Officer