Form 10-Q/A
period 2015-06-30
PACIFIC OIL Co
filed 2015-10-14
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the Transition Period from __________to __________

Commission File Number: 333-144504

Pacific Oil Company

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-4057712
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of July 21 2014, the issuer had 60,080,733 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Pacific Oil Company. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on October 9, 2015 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

*Previously filed with the SEC as an attachment for the Form 10-Q for the period ended June 30, 2015.

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

Date: October 14, 2015

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer