Form 10-Q/A
period 2015-06-30
PACIFIC OIL Co
filed 2015-10-29
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Registrant's Phone: 702-553-7013

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

As of October 28, 2015, the issuer had 440,949 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of Pacific Oil Company (the “Company”) on Form 10-Q/A for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on October 14, 2015 (the “Amendment 1 to Form 10-Q/A”), is to include the number correct the number of shares issued and outstanding as of outstanding as of the report date. The Amendment 1 to the quarterly report dated June 30, 2015 disclosed the following: “As of July 21 2014, the issuer had 60,080,733 shares of common stock issued and outstanding.”  This should have read as follows. As of October 14, 2015, the issuer had 440,949 shares of common stock issued and outstanding.

Other than the aforementioned, no other changes have been made to the Amendment No. 1 to Form 10-Q/A.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date: October 28, 2015

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer