Form 10-K
period 2015-09-30
PACIFIC OIL Co
filed 2015-12-30
CIK 1377167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Yes   X . No   .

Aggregate market value of voting common equity held by non-affiliates as of March 31, 2015: $5,627

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of December 29, 2015 was 440,949 shares.

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

On May 6, 2015, the Company entered into a purchase and sale agreement with the Emporium Group to purchase certain rights, title, estate, and interest in the unproved petroleum and natural gas rights, together with certain tangible assets and liabilities, on a 40-acre site located in Saskatchewan, Canada. The purchase consideration for this transaction was part stock and part debt. The Company issued to Emporium Group 140,000 shares of its common stock, valued at $1,400, based on the market price of $0.01 per share of our shares on the date the transaction was completed, along with a convertible note payable in the amount of $125,000 with a 6% cumulative interest rate, due and payable in 3 years, with the right to convert into 6,250,000 shares of our commons stock at $0.02 per share. The lease acquired has not been in operation since 2011 and we have been advised that we will need to spend approximately $75,000 to $100,000 to get the well back into production.

Effective September 30, 2015, the Company and Emporium Group cancelled the above agreement. Under the terms of the cancelation, Emporium Group took back all assets and liabilities in exchange for canceling the note payable and associated interest. The Emporium Group retained the 140,000 shares of the Company’s common stock. At this time, the price of oil does not make the well economically viable and we do not have the funds to get the well back in production.

Competition

We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and natural gas properties as well as for the equipment, labor and materials required to develop and operate those properties. Many of our competitors have longer operating histories and substantially greater financial and other resources. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage, whereas we may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition. Larger competitors may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily. Our competitors may also be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of Canada and other countries as well as other factors beyond our control, including international political stability, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Intellectual Property

We have no material intellectual property.

Government Regulation

Exploration and Production. Our operations are subject to Canadian federal and provincial governmental regulations. Such regulations include: requiring approval and licenses for the drilling of wells, regulating the location of wells and the method and ability to produce the wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from our wells. Our operations are also subject to various conservation regulations, including the regulation of in-situ recovery processes, the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells and the ability to produce oil and gas.

The North American Free Trade Agreement. The North American Free Trade Agreement (“NAFTA”) grants Canada the freedom to determine whether exports to the United States or Mexico will be allowed. In making this determination, Canada must ensure that export restrictions do not (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements.

Investment Canada Act. The Investment Canada Act of 1985, as amended, requires notification and/or review by the government of Canada in certain cases, including but not limited to, the acquisition of control of a Canadian Business by a non-Canadian. In certain circumstances, the acquisition of a working interest in a property that contains recoverable reserves will be treated as the acquisition of an interest in a “business” and may be subject to either notification or review, depending on the size of the interest being acquired and the asset size of the business.

Crown Royalties and Incentives. The governments of each province and the federal government of Canada have enacted legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by provincial and federal government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada and Alberta have established incentive programs such as royalty rate reductions, royalty holidays, tax credits and drilling royalty credits. These incentives are for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow.

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2015 and 2014.

Environmental Laws and Regulations

The oil and natural gas industry is subject to environmental laws and regulations pursuant to Canadian local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be monitored, abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages as well as administrative, civil and criminal penalties. Accordingly, we could be liable or could be required to cease production on properties if environmental damage occurs. The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations. We do not maintain commercial property and general liability insurance coverage on the properties we operate. We also do not maintain operators extra expense insurance which provides coverage for well control incidents specifically relating to regaining control of a well, seepage, pollution, clean-up and containment. No coverage is maintained with respect to any fine or penalty required to be paid due to a violation of the regulations set out by the federal and provincial regulatory authorities. We are committed to meeting our responsibilities to protect the environment and anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.

On June 18, 2009, the government of Canada passed an Environmental Enforcement Act (the “EEA”). The EEA was created to strengthen and amend nine existing statutes that relate to the environment and to enact provisions in respect of the enforcement of certain statutes that relate to the environment. The EEA amended various enforcement, offence, penalty and sentencing provisions to discourage offences under the EEA by setting minimum and maximum fines, in particular for serious offences. The EEA also provided enforcement officers new powers to investigate cases and grants courts new sentencing authorities that ensure penalties reflect the seriousness of the pollution and wildlife offences. The EEA also expands the authority to deal with environmental offenders by: (i) specifying aggravating factors such as causing damage to wildlife or wildlife habitat, or causing damage that is extensive, persistent or irreparable; (ii) providing fine ranges that are higher for corporate offenders than for individuals; (iii) doubling fine ranges for repeat offenders; (iv) authorizing the suspension and cancellation of licenses, permits or other authorizations upon conviction; (v) requiring corporate offenders to report convictions to shareholders; and (vi) mandating the reporting of corporate offences on a public registry.

Employees

At September 30, 2015, the Company had no full time employees.

Property

Our executive offices are located at 9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147. The space is approximately 150 square feet and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

Litigation

We were not subject to any legal proceedings during the twelve month periods ended September 30, 2015 or 2014, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Employees

At September 30, 2015, the Company had no full time employees.

ITEM 1A. RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. If any of the following risk were to occur, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

Pacific Oil Company has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Pacific Oil Company is an early stage company and has virtually no financial resources. We had a cash balance of $248 as of September 30, 2015. We have working capital deficit of $88,641 and accumulated deficit of $791,309 at September 30, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2015 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of officer debt are not sufficient to keep our business operations functioning for the next three months. We do not have a formal agreement with our president and chief executive officer to fund the Company’s working capital needs; however our president and chief executive officer’s current plan is to do the majority of the work on his own without cash compensation while he seeks other sources of funding. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our president and chief executive officer or others who know our president and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our president and chief executive officer or others to continue our operations beyond a month-to-month basis.

Pacific Oil Company is and will continue to be completely dependent on the services of our president and chief executive officer, Anthony Sarvucci, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Pacific Oil Company’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Sarvucci our president and chief executive officer. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this filing. We will likely fail without the services of Mr. Sarvucci or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Sarvucci naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Mr. Sarvucci’s current employment does not limit or restrict him from being involved with our Company, and his employment allows him the flexibility to provide at least 10 hours per week to our Company.

Because we have only recently commenced business operations, we face a high risk of business failure.

The Company started its current line of business in May 2015. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy. The cost to develop our business plan as currently outlined may be in excess of $250,000. We will need additional funds to market our website. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which the Company will operate are characterized by intense competition from several types of solution and technical service providers. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our president and chief executive officer) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president and chief executive officer) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president and chief executive officer.

We have only one director who also serves as our president and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman (who is our president, and chief executive officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Industry

Crude oil and natural gas prices are volatile.  A substantial or sustained decline in prices could adversely affect our financial position, financial results, cash flows and access to capital.

Our revenues and operating results depend primarily upon the prices we receive for the crude oil and natural gas we produce and sell.  Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.  Historically, the markets for crude oil and natural gas have been volatile and they are likely to continue to be volatile.  The prices we receive for our crude oil and natural gas are based upon factors that are beyond our control, including:

- worldwide and domestic demands and supplies of oil and natural gas;

- weather conditions;

- the price and availability of alternative fuels;

- the availability of pipeline capacity;

- the price and level of foreign imports;

- domestic and foreign governmental regulations and taxes;

- the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

- political instability or armed conflict in oil-producing regions; and

- the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future crude oil and natural gas price movements with any certainty.  Declines in crude oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves.

Government regulation may adversely affect our business and results of operations.

Oil and natural gas operations are subject to various and numerous federal, state and local government regulations, which may be changed from time to time.  Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, spacing of wells, injection of substances, unitization and pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas.  Certain federal, state and local laws and regulations applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations, exist for the purpose of protecting the human health and the environment.  The transportation and storage of refined products include the risk that refined products and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies and private parties for natural resources damages, personal injury, or property damages and significant business interruption.  We own or lease a number of properties that have been used to store or distribute refined and unrefined products for many years.  Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control.  As a result, we may incur substantial expenditures and/or liabilities to third parties or governmental entities which could have a material adverse effect on us.

The oil and natural gas industry is capital intensive, and we will likely be unable to raise the capital needed to conduct our operations as planned or to make strategic acquisitions.

The oil and natural gas industry is capital intensive.  We may make substantial capital expenditures for the acquisition of, exploration for and development of, crude oil and natural gas reserves.  Due to our current liquidity constraints, it is unlikely that we will make any acquisitions of oil and gas properties and related assets or entities owning such assets for the foreseeable future. Our cash flow from operations and access to capital are subject to a number of variables, including:

- our proved reserves;

- the level of oil and natural gas we are able to produce from existing wells;

- the prices at which oil and natural gas are sold; and

- our ability to acquire, locate and produce new reserves.

Any one of these variables can materially affect our ability to access the capital markets.

Any prolonged, substantial reduction in the demand for oil and gas, or distribution problems in meeting this demand, could adversely affect our business.

Our success is materially dependent upon the demand for oil and gas.  The availability of a ready market for our oil and gas production depends on a number of factors beyond our control, including the demand for and supply of oil and gas, the availability of alternative energy sources, the proximity of reserves to, and the capacity of, oil and gas gathering systems, pipelines or trucking and terminal facilities.  We may also have to shut-in some of our wells temporarily due to a lack of market or adverse weather conditions.  If the demand for oil and gas diminishes, our financial results would be negatively impacted.

In addition, there are limitations related to the methods of transportation for our production.  Substantially all of our oil and gas production may be transported by pipelines and trucks owned by third parties.  The inability or unwillingness of these parties to provide transportation services to us for a reasonable fee could result in us having to find transportation alternatives, increased transportation costs or involuntary curtailment of a significant portion of our oil and gas production, any of which could have a negative impact on our results of operation and cash flows.

Environmental liabilities could adversely affect our financial condition.

The oil and gas business is subject to environmental hazards, such as oil spills, gas leaks and ruptures and discharges of petroleum products and hazardous substances, and historic disposal activities.  These environmental hazards could expose us to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties.  A variety of stringent federal, state and local laws and regulations govern the environmental aspects of our business and impose strict requirements for, among other things:

- well drilling or workover, operation and abandonment;

- waste management;

- land reclamation; and

- controlling air, water and waste emissions.

Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities.  Additionally, our compliance with these laws may, from time to time, result in increased costs of production, development or exploration, or decreased production, and may affect our costs of acquisitions.

Our liability for environmental hazards includes those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them.  We do not maintain insurance against the risks described above.

Our business involves many operating risks, which may result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.

Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:

•	fires;

•	natural disasters;

•	explosions;

•	pressure forcing oil or natural gas out of the wellbore at a dangerous velocity coupled with the potential for fire or explosion;

•	weather;

•	failure of oilfield drilling and service tools;

•	changes in underground pressure in a formation that causes the surface to collapse or crater;

•	pipeline ruptures or cement failures;

•	environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases; and

•	availability of needed equipment at acceptable prices, including steel tubular products.

•	Any of these risks can cause substantial losses resulting from:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

Risks Related to Our Common Stock

We are currently not considered a "shell company", however if we are deemed a shell due to the lack of substantial assets we will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we some tangible asset and, therefore, we believe we are not defined as a shell company. If we were defined as a shell company, the new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (300,000,000) shares but unissued (299,559,051) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

Currently, there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There can be no assurances as to whether

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

-	the basis on which the broker or dealer made the suitability determination, and

-	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

-	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

-	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

Our board of directors (consisting of one person, our president and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president, and chief executive officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president, and chief executive officer, Mr. Sarvucci beneficially owns an aggregate of 83.28% of our outstanding common stock assuming the sale of all shares being registered. Because of their beneficial stock ownership, our president, and chief executive officer will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our president and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited. However, we plan to voluntarily continue reporting in the absence of an SEC reporting obligation.

We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive offices are located at 9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147. The space is approximately 150 square feet and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve month periods ended September 30, 2015 or 2014, and no legal proceedings are currently pending or threatened to the best of our knowledge.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information. Our Common Stock is trading on the OTC Markets: OTCPink under the symbol “POIL”. The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

	High	Low

Fiscal September 30, 2014
First Quarter	$60,000	$1,000
Second Quarter	$1,000	$60.02
Third Quarter	$74.00	$14.00
Fourth Quarter	$17.00	$2.20
Fiscal September 30, 2015
First Quarter	$3.00	$0.62
Second Quarter	$1.32	$0.05
Third Quarter	$1.49	$0.01
Fourth Quarter	$0.30	$0.01

As of December 29, 2015, our share price is $0.0326.

(b)   Holders. As of September 30, 2015, there were 7 record holders of all of our issued and outstanding shares of Common Stock. Our transfer agent is Pacific Stock Transfer in Las Vegas, Nevada.

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

Company Overview

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

On May 6, 2015, the Company entered into a purchase and sale agreement with the Emporium Group to purchase certain rights, title, estate, and interest in the unproved petroleum and natural gas rights, together with certain tangible assets and liabilities, on a 40-acre site located in Saskatchewan, Canada. The purchase consideration for this transaction was part stock and part debt. The Company issued to Emporium Group 140,000 shares of its common stock, valued at $1,400, based on the market price of $0.01 per share of our shares on the date the transaction was completed, along with a convertible note payable in the amount of $125,000 with a 6% cumulative interest rate, due and payable in 3 years, with the right to convert into 6,250,000 shares of our commons stock at $0.02 per share. The lease acquired has not been in operation since 2011 and we have been advised that we will need to spend approximately $75,000 to $100,000 to get the well back into production.

Effective September 30, 2015, the Company and Emporium Group cancelled the above agreement. Under the terms of the cancelation, Emporium Group took back all assets and liabilities in exchange for canceling the note payable and associated interest. The Emporium Group retained the 140,000 shares of the Company’s common stock. At this time, the price of oil does not make the well economically viable and we do not have the funds to get the well back in production.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

Revenue

We recognized no revenue during the twelve months ended September 30, 2015 and 2014, as we had no revenue generating activities during these periods.

General and Administrative

During the twelve months ended September 30, 2015, we incurred $8,262 in general and administrative expenses compared to $5,494 during the twelve months ended September 30, 2014. General and administrative expenses consist of fees charged for EDGAR services, office supplies, bank charges, among other items.

Stock Compensation Expense

On September 30, 2015, we unwound the Emporium transaction. The seller retained these shares per the agreement. We recognized an expense of $42,000 associated with this transaction. On October 9, 2013, the Company issued 190,500 shares of its common stock to the President and CEO of the Company. The shares were valued at the amount determined by a valuation expert at $0.0088 per share, or $335,280.

Professional Fees

During the twelve months ended September 30, 2015, we incurred professional fees of $10,920 compared to $19,410 during the twelve months ended September 30, 2014. Professional fees include primarily transfer agent fees, accounting and legal. During the twelve months ended September 30, 2014, there were fees paid to a valuation expert of $7,500. The decrease in fiscal 2015 as compared to fiscal 2014 is due to lack of activity in fiscal 2015.

Interest Expense

Interest expense for the years ended September 30, 2015 and 2014 were $0 and $3,866, respectively.

Interest was being imputed on the related party advances payable but the holders of the debt have agreed to waive interest charges on an ongoing basis.

Gain on Debt Conversion

During the first quarter of fiscal 2014, the Company issued 23,241 shares of its common stock in satisfaction of this amount due. The shares were valued at the amount determined by a valuation expert at $0.0088 per share. Accordingly, the value of the shares was $205 and the Company recognized a gain of $16,314 on the settlement of these accounts payable.

Net Loss

The Company incurred a net loss of $61,182 for the year ended September 30, 2015, as compared to a net loss of $345,557 for fiscal 2014 due to the factors discussed above.

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2016 as we increase our operating expenses in an attempt to further implement our business plan.

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

During the period from December 5, 2005 (date of inception) through September 30, 2015, the Company has incurred an accumulated net loss of $791,309 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

As of September 30, 2015, the Company had cash of $248 compared to cash of $87 as September 30, 2014.

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

Operating activities

Net cash used in operating activities for the years ended September 30, 2015 and 2014 was $17,539 and $24,148, respectively. Cash was used to pay general and administrative expenses and professional fees.

Investing activities

The Company used zero cash for investing activities during fiscal 2015 and 2014.

Financing activities

During the years ended September 30, 2015 and 2014, the Company had net cash provided by financing activities of $17,700 and $23,415, consisting of amounts advanced by related parties to pay operating expenses.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2015.

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

The Company currently needs financing in the amount of approximately $250,000 for the next twelve months. The funds will be used for operating expenses, general administrative, marketing and payroll.

Commitments

The Company does not have any financial commitments as of September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company has no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

1.	We did not maintain appropriate cash controls – As of September 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.	We did not implement appropriate information technology controls – As at September 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 30, 2015:

Name	Age	Position	Period of Service(1)
Anthony Sarvucci	44	CEO, CFO, President, Director	Since January 2013
Danielle Slaughter	51	Secretary and Treasurer,	Since April 2015*

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

Danielle Slaughter − Secretary and Treasurer

Danielle Slaughter has an extensive knowledge in business including management, marketing, sales and accounting.  She has held numerous positions with job duties including research for an asset management firm specializing in government contracts, sales manager for mortgage broker firm, finance director for an auto dealership and executive assistant for a CEO.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended September 30, 2015 the Reporting Persons did not comply with applicable Section 16(a) reporting requirements. Specifically, Anthony Sarvucci and Emporium Group, owner of approximately 74.98% of our Common Stock, failed to file all such reports.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Anthony Sarvucci is our Chief Executive Officer, Chief Financial Officer and a Director. Danielle Slaughter is our Secretary and Treasurer. They do not receive any cash compensation for their services rendered on our behalf. Neither received any compensation during the years ended September 30, 2015 or 2014. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2015 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Class	Name & Address of Certain Beneficial Owners	Amount of Beneficial Ownership	Percent of Class

Common	Emporium Group	140,000	31.75%
	9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

Common	Anthony Sarvucci	190,615	43.23%
	9500 W. Flamingo Rd. Suite 205
	Las Vegas, NV 89147

Common	Danielle Slaughter	0	0.00%
	9500 W. Flamingo Rd. Suite 205
	Las Vegas, NV 89147

Common	Officers and Directors as a Group (2 persons)	190,615	43.23%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 30, 2015 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors consists solely of Anthony Sarvucci. Mr. Sarvucci is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 26, 2015, Cutler & Co., LLC (“Cutler”) resigned as our independent registered public accounting firm.

The reports of Cutler on our financial statements for the fiscal years ended September 30, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern. During the fiscal years ended September 30, 2014 and 2013, and the subsequent period through the date of this report, there were (i) no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cutler would have caused Cutler to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 2, 2015, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended September 30, 2015, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by Cutler & Co., LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $8,050 and $6,000 for the fiscal years ended September 30, 2015 and 2014.

The aggregate fees billed by TAAD for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $0 for the fiscal years ended September 30, 2015 and 2014.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees". There were no such fees.

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no such fees.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2015 or 2014.

Pre-Approval Policy

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

Report of Independent Registered Public Accounting Firm (2015)

Report of Independent Registered Public Accounting Firm (2014)

Balance Sheets at September 30, 2015 and 2014

Statements of Operations for the years ended September 30, 2015 and 2014

Statements of Changes in Stockholders’ Deficiency for the years ended September 30, 2015 and 2014

Statements of Cash Flows for the years ended September 30, 2015 and 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Pacific Oil Company:

We have audited the accompanying balance sheet of Pacific Oil Company as of September 30, 2015, and the related statement of operations, changes in stockholder’s deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Oil Company as of September 30, 2015 and the result of its operations and its cash flows for the year ended September 30, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses and currently does not have sufficient available funding to fully implement its business plan. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Walnut, CA

December 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Pacific Oil Company

9500 W. Flamingo Rd. Suite 205

Las Vegas, NV 89147

We have audited the accompanying balance sheet of Pacific Oil Company as of September 30, 2014, and the related statement of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Oil Company as of September 30, 2014 and the related statement of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has yet to establish a business with sustainable profitability and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, Colorado

January 2, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Balance Sheets

	September 30,	September 30,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$248	$87
Total Current Assets	248	87

TOTAL ASSETS	$248	$87

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,344	$1,702
Advances payable	60,883	43,183
Advances payable-related party	23,488	23,488
Note payable	1,174	1,174
Total Current Liabilities	88,889	69,546

Total Liabilities	88,889	69,546

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 300,000,000 shares authorized, 440,949 and 300,404 shares issued and outstanding, respectively*	301	301
Additional paid-in capital	702,367	660,367
Accumulated Deficit	(791,309)	(730,127)
Total Stockholders' Deficit	(88,641)	(69,459)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$248	$87

The accompanying notes are an integral part of these financial statements.

* On February 19, 2015, the board of directors authorized a further reverse stock split of 1 for 200. All share amounts have been adjusted retroactively, and reflect stock splits as if they had occurred at the beginning of all periods presented.

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Operations

	For the Year Ended September 30,
	2015	2014

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	50,262	340,975
Professional fees	10,920	19,410
Total operating expenses	61,182	360,385

OTHER INCOME (EXPENSE)
Interest expense	—	(3,866)
Change in fair value of derivative	—	2,380
Gain on conversion of accounts payable	—	16,314
Total other income (expense)	—	14,828

NET LOSS	$(61,182)	$(345,557)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(1.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED*	300,949	292,977

The accompanying notes are an integral part of these financial statements.

* On February 19, 2015, the board of directors authorized a further reverse stock split of 1 for 200. All share amounts have been adjusted retroactively, and reflect stock splits as if they had occurred at the beginning of all periods presented.

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	Deficiency	Equity (Deficiency)

Balance, September 30, 2013 (Restated)	287	-	130,808	(384,570)	(253,762)

Imputed interest on related party payable	−	−	1,655	−	1,655

Common stock issued for services	190,500	191	335,089	−	335,280

Common stock issued for related party conversion of note payable	109,500	109	192,611	−	192,720

Settlement of accounts payable with shares	116	-	205	−	205

Net loss for the year ended September 30, 2014	−	−	−	(345,557)	(345,557)

Balance, September 30, 2014	300,404	300	660,368	(730,127)	(69,459)

Reverse stock split rounding 1 for 200	545	1	(1)	-	-

Common stock issued for compensation	-	-	42,000	-	42,000

Net loss for the year ended September 30, 2015	−	−	−	(61,182)	(61,182)

Balance, September 30, 2015	300,949	$301	$702,367	$(791,309)	$(88,641)

The accompanying notes are an integral part of these financial statements.

* On February 19, 2015, the board of directors authorized a further reverse stock split of 1 for 200. All share amounts have been adjusted retroactively, and reflect stock splits as if they had occurred at the beginning of all periods presented.

PACIFIC OIL COMPANY

(formerly Kat Racing, Inc. and Prairie West Oil & Gas, Ltd.)

Statements of Cash Flows

	For the Year Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(61,182)	$(413,041)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	42,000	335,280
Amortization of debt discount on convertible note	—	2,212
Change in fair value of derivative	—	(2,380)
Gain on conversion of accounts payable	—	(16,314)
Imputed interest	—	1,655
Changes in operating assets and liabilities
Increase in accounts payable	1,643	956
Net Cash Used in Operating Activities	(17,539)	(24,148)

FINANCING ACTIVITIES:
Increase in advances payable	17,700	23,415
Net Cash Provided by Financing Activities	17,700	23,415

NET INCREASE (DECREASE) IN CASH	161	(733)

CASH AT BEGINNING OF PERIOD	87	820

CASH AT END OF PERIOD	$248	$87

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PACIFIC OIL COMPANY

(FOMERLY KAT RACING, INC. AND PRAIRIE WEST OIL & GAS, LTD.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

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

On May 6, 2015, the Company entered into a purchase and sale agreement with the Emporium Group to purchase certain rights, title, estate, and interest in the unproved petroleum and natural gas rights, together with certain tangible assets and liabilities, on a 40-acre site located in Saskatchewan, Canada. The purchase consideration for this transaction was part stock and part debt. The Company issued to Emporium Group 140,000 shares of its common stock, valued at $1,400, based on the market price of $0.01 per share of our shares on the date the transaction was completed, along with a convertible note payable in the amount of $125,000 with a 6% cumulative interest rate, due and payable in 3 years, with the right to convert into 6,250,000 shares of our commons stock at $0.02 per share. The lease acquired has not been in operation since 2011 and we have been advised that we will need to spend approximately $75,000 to $100,000 to get the well back into production. Effective September 30, 2015, the Company and Emporium Group cancelled the above agreement. Under the terms of the cancelation, Emporium Group took back all assets and liabilities in exchange for canceling the note payable and associated interest and Emporium Group retained the 140,000 shares of the Company’s common stock.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred accumulated deficit of $791,309 through September 30, 2015 and had a working capital deficit of $88,641 at September 30, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized. The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation.

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

The Company has potentially dilutive debt instruments outstanding in the form of a convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently, the basic and diluted loss per share were identical for the years ended September 30, 2015 and 2014.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the years ended September 30, 2015 and 2014.

Stock-based Compensation

The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

The Company received $23,488 as of September 30, 2015 and 2014, as advances from a related party to fund ongoing operations.

In addition, as of September 30, 2015 and 2014, the Company had received advances totaling $60,883 and $43,183, respectively, from a former officer and majority shareholder and her spouse.

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

On October 4, 2013, the Company issued 145,500 shares of its common stock to the note holders to satisfy $76,650 of the total outstanding convertible notes payable of $77,824. Effective January 1, 2014, the Company, with the consent of the holder of the remaining note convertible totaling $1,174, amended the terms of the note payable to remove the conversion feature. The remaining $2,632 balance of the derivative liability relating to the note payable was credited to gain from changes in fair value of derivative liabilities in other income on removal of the conversion feature from the note payable.

The following is a summary of changes in the fair market value of the derivative liability during the three months ended December 31, 2013:

Balance, September 30, 2013	$173,856
Debt Conversion	(171,476)
Change in fair market value of derivative liabilities due to the mark to market adjustment	252
Cancellation of the conversion feature	(2,632)
Balance at December 31, 2013	$—

NOTE 6 – COMMON STOCK

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

On May 6, 2015, the Company includes consideration 140,000 shares of common stock for the acquisition of an unproved oil and gas property, certain equipment and liabilities. On September 30, 2015, we unwound this transaction. The seller retained these shares per the agreement but has not been issued as of September 30, 2015. We recognized an expense at fair value of $42,000 associated with this transaction.

As of September 30, 2015, there were 300,949 shares of common stock were issued and outstanding.

NOTE 7 – INCOME TAXES

As of September 30, 2015 and 2014, the Company had net operating loss carry forwards of $791,309 and $730,127 that may be available to reduce future years’ taxable income through 2034, respectively.  The Company has not filed its tax return.

	September 30,
	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$269,045	$248,243
Other	—	—
Gross deferred tax assets	269,045	248,243
Valuation allowance	(269,045)	(248,243)

Net deferred tax assets	$—	$—

 Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance due to the management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2015 will not be realized.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 0% for 2015 is as follows:

	2015	2014
Income tax benefit at federal statutory rate	(34)%	(34)%
State income tax benefit, net of effect on federal taxes	(0)%	(0)%
Increase in valuation allowance	34%	34%
Income tax expense	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Oil Company

Date: December 29, 2015

/s/ Anthony Sarvucci

By: Anthony Sarvucci, President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2015

/s/ Anthony Sarvucci

By: Anthony Sarvucci, President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: December 29, 2015

/s/ Danielle Slaughter

By: Danielle Slaughter

Secretary and Treasurer