Form 10-Q
period 2015-12-31
PACIFIC OIL Co
filed 2016-02-19
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X ..    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X  .  No   ..

As of February 19, 2016, the issuer had 440,949 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

FINANCIAL STATEMENTS

C O N T E N T S

Condensed Balance Sheets as of December 31, 2015 (unaudited) and September 30, 2015	4
Condensed Statements of Operations for the three month periods ended
December 31, 2015 and 2014 (unaudited)	5
Condensed Statements of Cash Flows for the three month periods ended
December 31, 2015 and 2014 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

PACIFIC OIL COMPANY

Condensed Balance Sheets

	December 31,	September 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$541	$248
Total Current Assets	541	248

TOTAL ASSETS	$541	$248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$29,844	$3,344
Advances payable	66,383	60,883
Advances payable-related party	23,488	23,488
Note payable	1,174	1,174
Total Current Liabilities	120,889	88,889

Total Liabilities	120,889	88,889

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 300,000,000 shares authorized, 440,949 and 300,404 shares issued and outstanding, respectively*	441	301
Additional paid-in capital	702,227	702,367
Accumulated Deficit	(823,016)	(791,309)
Total Stockholders' Deficit	(120,348)	(88,641)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$541	$248

The accompanying notes are an integral part of these condensed unaudited financial statements.

* On February 19, 2015, the board of directors authorized a further reverse stock split of 1 for 200. All share amounts have been adjusted retroactively, and reflect stock splits as if they had occurred at the beginning of all periods presented.

PACIFIC OIL COMPANY

Condensed Statements of Operations (unaudited)

	For the Three Months Ended December 31,
	2015	2014

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	42	1,127
Professional fees	31,665	3,620
Total operating expenses	31,707	4,747

NET LOSS	$(31,707)	$(4,747)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED*	440,949	300,404

The accompanying notes are an integral part of these condensed unaudited financial statements.

* On February 19, 2015, the board of directors authorized a further reverse stock split of 1 for 200. All share amounts have been adjusted retroactively, and reflect stock splits as if they had occurred at the beginning of all periods presented.

PACIFIC OIL COMPANY

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(31,707)	$(4,747)
Changes in operating assets and liabilities
Increase in accounts payable	26,500	447
Net Cash Used in Operating Activities	(5,207)	(4,300)

FINANCING ACTIVITIES:
Increase in advances payable	5,500	6,000
Net Cash Provided by Financing Activities	5,500	6,000

NET INCREASE IN CASH	293	1,700

CASH AT BEGINNING OF PERIOD	248	87

CASH AT END OF PERIOD	$541	$1,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred accumulated deficit of $823,016 through December 31, 2015 and had a working capital deficit of $120,348 at December 31, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2015 audited financial statements. The results of operations for the three month periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

The Company has potentially dilutive debt instruments outstanding in the form of a convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently, the basic and diluted loss per share were identical for the three months ended December 31, 2015 and 2014.

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

The Company received $23,488 as of December 31, 2015 and 2014, as advances from a related party to fund ongoing operations.

In addition, as of December 31, 2015 and 2014, the Company had received advances totaling $66,883 and $60,883, respectively, from a former officer and majority shareholder and her spouse.

All of the related party and non-related party accounts and notes payable are non-interest bearing, unsecured and due upon demand.

NOTE 5 – COMMON STOCK

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

On May 6, 2015, the Company includes consideration 140,000 shares of common stock for the acquisition of an unproved oil and gas property, certain equipment and liabilities. On September 30, 2015, we unwound this transaction. The seller retained these shares per the agreement but has not been issued as of September 30, 2015. We recognized an expense at fair value of $42,000 associated with this transaction. The 140,000 shares were issued during the three months ended December 31, 2015.

As of December 31, 2015, there were 440,949 shares of common stock were issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014

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

The Company incurred a net loss of $31,707 for the three months ended December 31, 2015, compared with a net loss of $4,747 for the three months ended December 31, 2014, an increase of $26,960. The year to year variance was due to an increase in professional fees of $28,045.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015 the Company’s current assets, comprising solely of cash, were $541 compared to $248 in current assets, also solely cash, at September 30, 2015. As at December 31, 2015, the Company’s current liabilities were $120,889 compared to $88,889 at September 30, 2015.

Stockholder’s deficit was $120,348 as of December 31, 2015 compared to stockholders’ deficit of $88,641 as of September 30, 2015.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $823,016 at December 31, 2015 and had a working capital deficit of $120,348 at December 31, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash Flows from Operating Activities

For the three month period ended December 31, 2015, net cash used by operating activities was $5,207 compared to $4,300 used in operating activities in the three months ended December 31, 2014.  During the three months ended December 31, 2015, the Company incurred a loss of $31,707 which was reduced for cash flow purpose by a $26,500 increase in the balance of its accounts payable. By comparison during the three months ended December 31, 2014, the Company incurred a loss of $4,747, which was reduced by a $447 increase in accounts payable.

Cash Flows from Investing Activities

We neither used, nor provided, cash flow from investing activities during the three month period ended December 31, 2015 or 2014.

Cash Flows from Financing Activities

During the three months ended December 31, 2015, the Company received $5,500 in advances payable as compared to $6,000 in advances payable during the three months ended December 31, 2014. The decrease in funding between the two periods reflects the decrease in the amount of funds used in operating activities between the two periods.

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

As of December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three month periods ended December 31, 2015 or 2014 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2014, the Company issued 140,000 shares of common stock as partial consideration for the unwinding of the acquisition of an unproved oil and gas property, certain equipment and liabilities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three month periods ended December 31, 2015 or 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INS XBRL Instance Document *
101.SCH	SCH XBRL Schema Document *
101.CAL	CAL XBRL Calculation Linkbase Document *
101.DEF	DEF XBRL Definition Linkbase Document *
101.LAB	LAB XBRL Label Linkbase Document *
101.PRE	PRE XBRL Presentation Linkbase Document *

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2016

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer and Chief Financial Officer