Form 10-Q
period 2016-03-31
PACIFIC OIL Co
filed 2016-04-14
CIK 1377167

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X ..    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 14, 2016, the issuer had 440,949 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

PACIFIC OIL COMPANY

FINANCIAL STATEMENTS

C O N T E N T S

Condensed Balance Sheets as of March 31, 2016 (unaudited) and September 30, 2015	4
Condensed Statements of Operations for the three and six month periods ended
March 31, 2016 and 2015 (unaudited)	5
Condensed Statements of Cash Flows for the six month periods ended
March 31, 2016 and 2015 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

PACIFIC OIL COMPANY

Condensed Balance Sheets

	March 31,	September 30,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,564	$248
Total Current Assets	2,564	248

TOTAL ASSETS	$2,564	$248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$25,000	$3,344
Advances payable	75,382	60,883
Advances payable-related party	23,488	23,488
Note payable	1,174	1,174
Total Current Liabilities	125,044	88,889

Total Liabilities	125,044	88,889

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value; 300,000,000 shares authorized, 440,949 and 300,404 shares issued and outstanding, respectively	441	301
Additional paid-in capital	702,227	702,367
Accumulated Deficit	(825,148)	(791,309)
Total Stockholders' Deficit	(122,480)	(88,641)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,564	$248

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

Condensed Statements of Operations

(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	2,132	8,576	33,839	13,323

Total operating expenses	2,132	8,576	33,839	13,323

NET LOSS	$(2,132)	$(8,576)	$(33,839)	$(13,323)

BASIC AND DILUTIVE LOSS PER SHARE	$(0.00)	$(0.03)	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTIVE*	440,949	300,949	440,949	300,949

The accompanying notes are an integral part of these condensed unaudited financial statements.

* On February 19, 2015, the board of directors authorized a further reverse stock split of 1 for 200. All share amounts have been adjusted retroactively, and reflect stock splits as if they had occurred at the beginning of all periods presented.

PACIFIC OIL COMPANY

Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(33,839)	$(13,323)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	21,655	(1,172)
Net Cash Used in Operating Activities	(12,184)	(14,495)

FINANCING ACTIVITIES
Increase in advances payable	14,500	15,500
Net Cash Provided by Financing Activities	14,500	15,500

NET INCREASE (DECREASE) IN CASH	2,316	1,005

CASH AT BEGINNING OF PERIOD	248	87

CASH AT END OF PERIOD	$2,564	$1,092

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

PACIFIC OIL COMPANY

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2016 and 2015

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred accumulated deficit of $825,148 through March 31, 2016 and had a working capital deficit of $122,480 at March 31, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2015 audited financial statements. The results of operations for the three and six month periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

The Company has potentially dilutive debt instruments outstanding in the form of a convertible notes payable – related party. However, as the Company has incurred losses since Inception, these potentially dilutive shares of common stock have been excluded from the calculation of loss per share as their effect would have been anti-dilutive. Consequently, the basic and diluted loss per share were identical for the three and six months ended March 31, 2016 and 2015.

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

The Company received $23,488 as of March 31, 2016 and September 30, 2015, as advances from a related party to fund ongoing operations.

In addition, as of March 31, 2016 and September 30, 2015, the Company had received advances totaling $75,383 and $60,883, respectively, from a former officer and majority shareholder and her spouse.

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

On May 6, 2015, the Company includes consideration 140,000 shares of common stock for the acquisition of an unproved oil and gas property, certain equipment and liabilities. On September 30, 2015, we unwound this transaction. The seller retained these shares per the agreement but has not been issued as of September 30, 2015. We recognized an expense at fair value of $42,000 associated with this transaction. The 140,000 shares were issued during the six months ended March 31, 2016.

As of March 31, 2016, there were 440,949 shares of common stock were issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

The Company has achieved no revenue or profits to date and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred a net loss of $2,132 for the three months ended March 31, 2016, compared with a net loss of $8,576 for the three months ended March 31, 2015. The year to year variance was due to lower professional fees in 2016.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2016 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2015

The Company has achieved no revenue or profits to date and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred a net loss of $33,839 for the six months ended March 31, 2016, compared with a net loss of $13,323 for the six months ended March 31, 2015. The year to year variance was largely due to increase in professional fees in the six months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016 the Company’s current assets, comprising solely of cash, were $2,564 compared to $248 in current assets, also solely cash, at September 30, 2015. As at March 31, 2016, the Company’s current liabilities were $125,044 compared to $88,889 at September 30, 2015. Stockholder’s deficit was $122,480 as of March 31, 2016 compared to stockholders’ deficit of $88,641 as of September 30, 2015.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has incurred losses of $825,148 at March 31, 2016 and had a working capital deficit of $122,480 at March 31, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash Flows from Operating Activities

For the six month period ended March 31, 2016, net cash used by operating activities was $12,184 compared to $14,495 used in operating activities in the six months ended March 31, 2015.  During the six months ended March 31, 2016, the Company incurred a loss of $33,839 which was reduced for cash flow purpose by a $21,655 increase in the balance of its accounts payable. By comparison during the six months ended March 31, 2015, the Company incurred a loss of $13,323, which was increased by a $1,172 reduction in accounts payable.

Cash Flows from Financing Activities

During the six months ended March 31, 2016, the Company received $14,500 in advances payable as compared to $15,500 in advances payable during the six months ended March 31, 2015. The decrease in funding between the two periods reflects the decrease in the amount of funds used in operating activities between the two periods.

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

As of March 31, 2016 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the six month periods ended March 31, 2016 or 2015 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2015, the Company issued 140,000 shares of common stock as partial consideration for the unwinding of the acquisition of an unproved oil and gas property, certain equipment and liabilities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the six month periods ended March 31, 2016 or 2015.

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

Date: April 14, 2016

Pacific Oil Company

Registrant

By: /s/ Anthony Sarvucci

Anthony Sarvucci

Chief Executive Officer and Chief Financial Officer