Form 10-K
period 2016-09-30
Financial Gravity Companies, Inc.
filed 2017-01-25
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Financial Gravity Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	333-144504	20-4057712
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

800 N. Watters Rd., Suite 120, Allen, Texas 75013

(Address of Principal Executive Offices)

469-342-9100

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [_]       Accelerated Filer [_]       Non-Accelerated Filer [_]       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

As of January 17, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $43,578,625 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of January 20, 2017 was 34,862,900.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not statements of historical fact constitute “forward-looking statements.” Words such as “may,” “seek,” “expect,” “anticipate,” “estimate,” “project,” “budget,” “goal,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “strategy,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the Company’s future plans, operations, business strategies, operating results and financial position, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and factors (including the risks contained in the section of this report titled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

PART I

Item 1. BUSINESS.

General

Financial Gravity Companies, Inc. (“Financial Gravity” or the “Company”) was incorporated under the laws of the State of Nevada on December 5, 2005. Its principal executive offices are located at 800 N. Watters Rd., Suite 120, Allen, Texas 75013. The Company’s telephone number is 469-342-9100. The Company’s stock symbol is POIL.

Unless otherwise provided in footnotes, all references from this point forward in this Report to “Financial Gravity,” “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Financial Gravity Companies, Inc. entity, together with its subsidiaries.

Business Overview

The Company was incorporated in Nevada on December 5, 2005 as Kat Racing, Inc. On January 4, 2013, the Articles of Incorporation were amended to change the name of the Company to Prairie West Oil & Gas, Ltd. On July 26, 2013, the Articles of Incorporation were amended to change the name of the Company to Pacific Oil Company. On October 31, 2016, following a reverse merger transaction (the “Merger”), the Articles of Incorporation were amended to change the name of the Company to Financial Gravity Companies, Inc.

The accounting acquirer (legal acquiree) in the Merger, Financial Gravity Holdings, Inc. (“Financial Gravity Holdings”), was incorporated in Texas on September 29, 2014. On the effective date of the Merger, the business of Financial Gravity Holdings became the only business of Pacific Oil Company (currently named Financial Gravity Companies, Inc.).

Also pursuant to the Merger, each of the shares of Financial Gravity Holdings common stock issued and outstanding prior to the Merger was automatically converted into and exchangeable for an equivalent number of fully paid and non-assessable shares of Company common stock.

The accounting acquirer (legal acquiree) in the reverse merger transaction, Financial Gravity Holdings, is now a subsidiary of the Company. Business Legacy, Inc., founded in 2002, and Pollock Advisory Group, founded in 2007, were added on September 29, 2014, as subsidiaries. During fiscal year 2015, the Company acquired as additional subsidiaries, Cloud9b2b, LLC and SASH Corporation (dba Metro Data Processing). During fiscal year 2016, the Company acquired an additional subsidiary, Tax Coach Software, LLC. The Company and its subsidiaries deliver a wide range of accounting, tax planning and management services to high net worth individuals and businesses nationwide.

Organic growth has come in four key areas.

•	Partner Program
•	Tax Services, including Tax Blueprints and ongoing Tax Operating system services
•	Wealth Management Services
•	Other Products and Services (Insurance and other miscellaneous products and services).

All future growth is expected to come from these four key areas, as well as through organic growth, acquisitions, and strategic alliances.

Products and Services

The following outline briefly describes Financial Gravity’s various subsidiaries and the products and services they offer:

Financial Gravity Operations, Inc.   Financial Gravity Operations manages operational expenses for the shared services of the subsidiaries.

Financial Gravity Tax, Inc. formerly Business Legacy, Inc.   Financial Gravity Tax is a bookkeeping, tax planning and payroll service provider for small companies and individuals.

Financial Gravity Wealth, Inc. formerly Pollock Advisory Group, Inc.   Financial Gravity Wealth is a registered investment advisor and provides asset management services.

Financial Gravity Business, LLC formerly Cloud9b2b, LLC Financial Gravity Business provides business consulting services to Small Business Owners that identify way to leverage a business’ current assets (people, platforms and processes) and reduce exposure to risk, both short-term and long-term, while simplifying the business and increasing profitability.

Financial Gravity Ventures, LLC formerly Cloud9Accelerator, LLC Financial Gravity Ventures holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure.

Sash Corporation dba Metro Data Processing Metro Data Processing provides payroll services, software and support solutions to business owners.

Tax Coach Software, LLC Tax Coach Software provides three primary services including monthly subscriptions to the “TaxCoach” software system, coaching and email marketing services.

Recent Developments

On December 20, 2016, the firm of Lane Gorman Trubitt, LLC (“Lane Gorman”) resigned as auditors of Financial Gravity Companies, Inc. This action was in response to concerns raised by the SEC about the independence of Lane Gorman Trubitt LLC based on the firm’s involvement in the preparation of footnote disclosures on prior audit reports for the years ended December 31, 2015 and 2014. After discussions with SEC staff the Company and Lane Gorman determined that resignation was the most prudent action to take, in order for the Company to timely engage a new firm and complete a new audit of the financial statements for the two years ended September 30, 2016 and 2015.

On December 26, 2016, the Company engaged the firm of Whitley Penn LLP (“Whitley Penn”) as the new independent auditors for the years ended September 30, 2016 and 2015.

Competition

The market is comprised of a very large selection of varied suppliers that provide financial advisory, accounting, and tax needs. These include accounting firms, certified public accountants (“CPA's”), bookkeeping businesses, estate planners, lawyers, wealth management consultants, estate offices, private offices, banks, and large financial institutions. However, many of these firms are either too big to provide the customized services that small business owners are seeking, are too expensive, or simply do not have the customized services that Financial Gravity offers to meet the needs of small business owners and high net worth individuals.

Financial Gravity has a unique product and service delivery model that has been proven to work over the past years. Financial Gravity believes that its superior products, services and overall customer service will enable it to achieve its target sales and revenue.

In addition, Financial Gravity considers a number of its small to medium-sized business competitors to potentially be attractive acquisition targets.

Intellectual Property

Financial Gravity maintains copyrights or trademarks on all of its printed marketing materials, the financialgravity.com website and other web pages, and proprietary software. Financial Gravity’s goal is to preserve its trade secrets, and operate without infringing on the proprietary rights of other parties.

To help protect its proprietary know-how, which is not patentable, Financial Gravity currently relies and will in the future rely on trade secret protection and confidentiality agreements to protect its interests. To this end, Financial Gravity requires all of its employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to Financial Gravity of the ideas, developments, discoveries and inventions important to its business.

Employees

As of September 30, 2016, Financial Gravity had approximately 24 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. Financial Gravity believes that it maintains good relations with its employees.

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. A subsidiary of the Company is currently involved in one legal proceeding, the outcome of which will not be material to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

Government Regulation

The services provided by Financial Gravity, through its subsidiaries, are extensively regulated by federal and state authorities in the United States. Financial Gravity believes it is in compliance with federal and state qualification and registration requirements in order that it may continue to provide services to its clients consistent with applicable laws and regulations.

Item 1A. RISK FACTORS.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations. Financial Gravity has a relatively limited operating history. Our limited operating history and the unpredictability of the wealth management industry make it difficult for investors to evaluate our business. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

We will need additional financing to implement our business plan. The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand an already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas in which it operates. In particular, the Company will need additional financing to:

•	Effectuate its business plan and further develop its product and service lines;
•	Expand its facilities, human resources, and infrastructure; and
•	Increase its marketing efforts and lead generation.

There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

Our products and services are subject to changes in applicable laws and regulations.  The Company’s business is particularly subject to changing federal and state laws and regulations related to the provision of financial services to consumers. The Company’s continued success depends in part on its ability to anticipate and respond to these changes, and the Company may not be able to respond in a timely or commercially appropriate manner. If the Company fails to adjust its products and services in response to changing legal and/or regulatory requirements, the ability to deliver its products and services may be hindered, which in turn could have an adverse effect on the Company’s business, financial condition and results of operations.

We may continue to encounter substantial competition in our business.  The Company believes that existing and new competitors will continue to improve their products and services, as well as introduce new products and services with competitive price and performance characteristics. The Company expects that it must continue to innovate, and to invest in product development and productivity improvements, to compete effectively in the several markets in which the Company participates. The Company’s competitors could develop a more efficient product or service or undertake more aggressive and costly marketing campaigns than those implemented by the Company, which could adversely affect the Company’s marketing strategies and have an adverse effect on the Company's business, financial condition and results of operations.

Important factors affecting the Company's current ability to compete successfully include:

•	lead generation and marketing costs;
•	service delivery protocols;
•	branded name advertising; and
•	product and service pricing.

In periods of reduced demand for the Company's products and services, the Company can either choose to maintain market share by reducing product and service pricing to meet the competition, or maintain its product and service pricing, which would likely sacrifice market share. Sales and overall profitability may be reduced in either case. In addition, there can be no assurance that additional competitors will not enter the Company's existing markets, or that the Company will be able to continue to compete successfully against its competition.

We may not successfully manage our growth. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace. We are highly dependent on our executive officers. If one or more of the Company's senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

We may never pay dividends to our common stockholders.  The Company currently intends to retain its future earnings to support operations and to finance expansion; accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future.

The declaration, payment and amount of any future dividends on common stock will be at the discretion of the Company's Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant. There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

Our common stock is quoted through the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.  The Company’s common stock is quoted on the OTC Markets, which is a significantly more limited market than the New York Stock Exchange or NASDAQ. The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative and volatile.

The trading volume of the Company’s common stock has been and may continue to be limited and sporadic. As a result, the quoted price for the Company’s common stock on the OTC Markets may not necessarily be a reliable indicator of its fair market value.

Additionally, the securities of small capitalization companies may trade less frequently and in more limited volume than those of more established companies. The market for small capitalization companies is generally volatile, with wide price fluctuations not necessarily related to the operating performance of such companies.

Our common stock is subject to price volatility unrelated to our operations.  The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, including market perception of the Company’s ability to achieve its planned growth, operating results of the Company and of other companies in the same industry, trading volume in the Company’s common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company or its competitors.

Our common stock is classified as a “penny stock.”

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that the Company’s common stock will be considered to be a penny stock for the immediately foreseeable future.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the investor, make a reasonable determination that transactions in penny stocks are suitable for that person, and make a reasonable determination that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also provide disclosure to its customers, prior to executing trades, about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Because of these regulations, broker-dealers may not wish to furnish the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to buy or sell shares of the Company’s common stock, which may in turn affect the ability of Company stockholders to sell their shares.

Accordingly, the penny stock classification adversely affects any market liquidity for the Company’s common stock, and subjects the shares to certain risks associated with trading in penny stocks. These risks include difficulty for investors in purchasing or disposing of shares, difficulty in obtaining accurate bid and ask quotations, difficulty in establishing the market value of the shares, and a lack of securities analyst coverage.

Item 1B. UNRESOLVED STAFF COMMENTS.

On October 12, 2016, the Company submitted a Form 8-K in regards to the acquisition of Financial Gravity Holdings by Pacific Oil Company, effected as a reverse merger. On November 8, 2016, the staff of the Securities and Exchange Commission (the “Commission”) sent the Company a comment letter to which the Company responded on November 23, 2016. The Commission sent the Company a new comment letter on December 12, 2016 to which the Company responded on January 4, 2017, and also via supplemental response on January 6, 2017.

As of January 25, 2017, the Commission and the Company have completed discussions regarding the Form 8-K filed on October 12, 2016. The Company will file an amended Form 8-K promptly following the completion of this Form 10-K and incorporate therein the audit report for the 2 years ended September 30, 2016 and 2015.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 800 N Watters Road, Suite 120, Allen, Texas 75013, where Financial Gravity has 4,015 square feet of office space under lease. Pursuant to an office lease dated December 3, 2013, Financial Gravity is required to make monthly lease payments of $6,995 per month (including operating expenses). The lease expires on October 31, 2018.

Metro Data Processing’s offices are located at 1545 S. Harvard Avenue, Tulsa, Oklahoma 74112, where the company occupies 1,590 square feet of office space under lease. Pursuant to an office lease dated September 10, 2015, Metro Data Processing is required to make monthly lease payments of $1,182 per month (including operating expenses). The lease automatically renews every 12 months.

Tax Coach Software’s offices are located at 2619 Erie Ave., Suite 2D, Cincinnati, Ohio 75208. The company makes monthly lease payments of $1,250 per month (including operating expenses) pursuant to a month to month lease agreement with a 30 day notice to terminate.

Item 3. LEGAL PROCEEDINGS.

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. A subsidiary of the Company is currently involved in one legal proceeding, the outcome of which will not be material to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

See Note 9 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol POIL. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended September 30, 2015	High	Low
First Quarter	$.02	$.01
Second Quarter	$2.00	$.00
Third Quarter	$1.49	$.01
Fourth Quarter	$1.00	$.01

Fiscal Year Ended September 30, 2016	High	Low

First Quarter	$1.00	$.02
Second Quarter	$1.00	$.01
Third Quarter	$1.00	$.01
Fourth Quarter	$.01	$.01

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on September 30, 2016 was 1,689.

Dividends

The Company has never paid any cash dividends on its common stock, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

Issuances by Pacific Oil Company

Pursuant to the Merger Agreement, effective September 30, 2016 we issued to the former stockholders of Financial Gravity Holdings an aggregate of 32,248,183 shares of the Company’s common stock. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) and Rule 501(a) of Regulation D promulgated by the Commission under the Securities Act of 1933. We made this determination based on the representations of each former stockholder of Financial Gravity who voted with respect to the Merger, which included, in pertinent part, that such stockholder is acquiring the shares of the Company’s common stock for his, her or its sole account, for investment and not with a view to the resale or distribution thereof, and that such stockholder either (A) is an “accredited investor,” as defined in Regulation D of the Securities Act, (B) has such knowledge and experience in financial and business matters that the stockholder is capable of evaluating the merits and risks of receiving the shares of the Company’s common stock, or (C) has appointed an appropriate person to act as the stockholder’s purchaser representative in connection with evaluating the merits and risks of receiving the shares of the Company’s common stock. Appropriate legends have been affixed to all shares of the Company’s common stock to be issued in such transaction.

Issuances by Financial Gravity Holdings

During the year ended September 30, 2015, Financial Gravity Holdings, a subsidiary of the Company, issued 21,150,000 shares of common stock to the founding members of Financial Gravity Holdings and also 5,625,000 shares of common stock to a number of accredited investors pursuant to a private placement, for an aggregate price of approximately $1,875,000. Also during the year ended September 30, 2015, Financial Gravity Holdings issued 150,000 common shares to two non-employee directors (total of 300,000 shares), in lieu of stock option grants. Also during the year ended September 30, 2015, Financial Gravity Holdings acquired 100% of the capital stock of Cloud9 Holdings Company. In consideration of such purchase, the Company issued 1,314,477  shares of Company common stock to the selling shareholder (this number of shares reflects the three-for-one (3:1) forward split effective March 25, 2016). The selling stockholder in the transaction was Mr. Paul Boyd, then serving as Chief Operating Officer of the Company. The shares of Company common stock, which served as the consideration in the transaction, had an approximate value of $438,159.

During the year ended September 30, 2016, Financial Gravity Holdings issued an additional 785,000 shares of common stock to a number of accredited investors pursuant to the private placement, for an aggregate price of $535,000. In January 2016 one of the founding members of Financial Gravity Holdings forfeited 2,926,294 common shares. Also during the year ended September 30, 2016, Financial Gravity Holdings acquired 100% of the capital stock of Tax Coach Software, LLC. In consideration of such purchase, Financial Gravity Holdings issued 6,000,000 shares of common stock to the sellers.

Subsequent to September 30, 2016 an aggregate of 350,000 shares of Company common stock have been sold.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, the Company believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Each investor represented that such investor either (A) is an “accredited investor,” (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the shares of Financial Gravity Holdings common stock, or (C) appointed an appropriate person to act as the investor’s purchaser representative in connection with evaluating the merits and risks of acquiring the shares of Financial Gravity Holdings common stock. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

The Financial Gravity Holdings option grants were effected pursuant to Rule 701 promulgated under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended September 30, 2016 or 2015.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

Plan of Operations

Financial Gravity Companies, Inc., based in Allen, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high net worth individuals. The Company’s services are focused on helping clients make more money and build wealth, most often with tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to make a number of acquisitions. The primary acquisition targets currently include accounting, bookkeeping, financial advisory firms. In fiscal year 2015 the Company acquired two firms: Cloud9 Holdings Company (and its subsidiary Cloud9b2b) which became Financial Gravity Business and MDP (a Tulsa, OK payroll processor). In fiscal year 2016 the Company acquired Tax Coach Software. The Company is actively identifying additional potential acquisition candidates to fuel more rapid growth.

Financial Gravity’s Subsidiaries:

Financial Gravity Operations, Inc.

This entity was created to raise capital to take the company public, it will be eliminated now that the public transaction is complete. This entity integrates the delivery of Financial Gravity Tax, Business, and Wealth Solutions to our growing customer base around the country. This integration, impossible to do for the small business marketplace until now, is what sets Financial Gravity apart from our peers. This integration will now be handled by Financial Gravity Companies, Inc.

Financial Gravity Tax

Financial Gravity has developed a precise procedure that has proven to be very successful in delivering lower taxes, higher profit, and greater wealth for small business owners.

The process begins with an extensive and comprehensive review of the client’s needs. This assessment sets the requirements for the program that is subsequently developed. Next, Financial Gravity designs a unique "Tax Blueprint®" which identifies several strategies for lowering the client's taxes.

The second step is to use the client’s custom Tax Blueprint® to build that business entity and documentation that captures the identified savings. This is called their Tax Operating System® (TOS). This process is repeated as required and tuned for optimal efficiency thus ensuring that the client receives the best service and optimal solutions in the phases of the business cycle during the year. Clients continue to pay a monthly or weekly subscription fee as part of their TOS service for ongoing tax planning, tax return preparation, payroll and bookkeeping services.

This business unit promises clients they’ll pay the lowest legal, moral and ethical taxes possible. Tax savings is the “tip of the spear” in all our offerings. No company has ever successfully married tax, wealth and business solutions together for Small Business Owners (SBOs) and high net worth individuals. Powered by our no-risk “2x Promise” (we guarantee to find double our initial fee in tax savings), clients are quick to sign up for proactive tax planning. Lowering their personal tax expenses then fuels insurance, wealth and business services sales. These multi-tiered sales provide a 4-8 times multiple to a typical accounting or bookkeeping practice.

SBO’s look for two things from a typical CPA and bookkeeping firm, 1. Lower personal income taxes. 2. Numbers that help them run/grow their business better. There is no national firm that provides these two services at any level. Our tax planning sets us apart from typical accounting and tax preparation firms. We look forward to setting up a client’s business to be tax efficient. The typical service model employed by CPA firms is oriented more toward compliance, which is the recording of historical data. These providers work on historical records instead of looking forward to proactively plan. SBOs are growing more and more frustrated with accountants who “put numbers in boxes” when what’s truly needed is a partner to help advise them in how to be more efficient in their business. Many SBOs can’t read an P/L or Balance Sheet and even when the can the data is too old to act on. As technology speeds up the pace of business real time data is becoming more important. Most CPAs don’t even calculate tax savings for their clients, asking them to produce unique data to each client is outside the factory mentality of the industry. Our average tax savings is over $20,000 per year per business owner. Financial Gravity Tax is pursuing several M&A and/or partnership opportunities to deliver on the product Bookkeeping with Purpose®, that will help deliver the promised tax savings and producer actionable real time data.

Financial Gravity Wealth

After saving thousands in taxes, clients are happy to trust us with managing their wealth, especially when treated to a different wealth management experience. Financial Gravity Wealth is a Registered Investment Advisory (RIA) firm. An RIA is an advisor or firm engaged in financial planning and wealth management business and is registered either with the Securities and Exchange Commission (SEC) or state securities authorities. An RIA has a fiduciary duty to his or her clients, which means that he or she has a fundamental obligation to provide suitable investment advice and always act in the clients' best interests.

The recent regulatory changes where the Department of Labor was given power over retirement accounts enhances the RIA’s fiduciary model over the traditional Broker/Dealer suitability standard. While the status of this Department of Labor rule is uncertain following the election we are positioned to do what we have always done, control advisor fees and reduce one of the biggest “fees” in a mutual fund and ETF portfolio, which is “tax friction”. These taxes erode about 1% per year in performance.

Only 5% of all financial planners are RIAs. 95% prefer the higher fees and commissions paid to brokers and broker/dealers. The advantage of the RIA model is lower cost to the client. Also, since RIAs are not compensated by commissions on financial products, their advice is considered less biased and more accurate. Coupled with tax savings, this makes our firm very attractive to the most profitable clients.

Financial Gravity Business

The complexity of Advanced Tax Planning next fuels Financial Gravity Business services. The first product that was developed with a partner is Advisor Architect, this product is designed to help financial advisors and accountants run their businesses better. We intend to test the service offering / coaching program with the first two markets we are the most experienced with and then roll it out to other industries at a later date. Clients spend some of their tax savings from Financial Gravity Tax planning for these services, rendering them “cost neutral”.

We have also developed our Partner Programs that teach financial advisors how to serve an underserved community, the Small Business Owner. Financial Gravity Business is the only non-product centric business system for financial advisors that helps them serve the needs of the small business owner without needing to sell a financial services product like a life insurance policy or a 401k.

To solve the industry problem discussed in the Financial Gravity Tax section we have created the Certified Tax Master® designation and partner program for CPA’s and EA’s. We expect to roll this out in early 2017. There is no business like this of its kind. This was created in Financial Gravity Business, but will be sold and build revenue in the Tax Coach Software platform.

Financial Gravity Ventures

Employs our M&A strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several opportunities.

Tax Coach Software

Tax Coach Software (TCS) was a key acquisition in fiscal year 2016. TCS supports over 550 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support its clients. Not only did this acquisition bring high-end tax planning to Financial Gravity, but the TCS customer base adds significant business development opportunities for Financial Gravity Wealth. We developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016.

Sash Corporation

Sash Corporation dba Metro Data Processing was the Company’s first acquisition and Metro Data Processing is based in Tulsa, OK. The company has been a fixture in payroll processing in the Tulsa area for years and should prove to be a compelling storefront to begin selling additional tax services.

We go to market primarily via Financial Advisors and accountants. Our Partner Program is proven to provide financial professionals with recognized trademarked service offerings, business support, and marketing materials. These trademarks/servicemarks include Financial Gravity®, Tax Blueprint®, Tax Operating System®, Bookkeeping with Purpose®, Diversity Trinity®, Investor Peace University®, Factor Based Investing™, Fractional Family Office®, TaxCoach™, Certified Business Strategist™ offerings, allowing them to add additional value to their clients and their business.

Significant effort and investment capital has been incurred by the Company over the past few years in order to attract and maintain a qualified and capable staff, develop proprietary solutions, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. Given the short time frame this current market opportunity has existed and due to the complexity of the model we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the year ended September 30, 2016 compared to the year ended September 30, 2015

Revenues

For the year ended September 30, 2016, revenue increased $1,447,198 or 110.5% to $2,756,999 from $1,309,801 for the year ended September 30, 2015. The increase in revenue reflects increase in service income, primarily new customer product and service sales, which more than doubled over the same period. Revenues from Tax Services increased over 90%, while the acquisition of Tax Coach Software, LLC added revenues of $394,814.

Operating Expenses

Professional services expenses include merger costs, legal expense, professional fees, contract labor, business consulting, computer and internet expense, and earnest money forfeited. Professional services expenses increased $785,073 or 173.6% to $1,237,221 for the year ended September 30, 2016 from $452,148 for the year ended September 30, 2015. This 173.6% increase is primarily attributable to the acquisition of TaxCoach Software, LLC which added $493,484 in expenses.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $153,258 to $153,547 for the year ended September 30, 2016 from $289 for the year ended September 30, 2015. The increase is primarily due to the acquisition of Tax Coach that gave rise to an additional $1,094,702 in goodwill, $583,478 in intangible assets and $141,080 in fixed assets. These intangible and fixed assets had a corresponding depreciation and amortization expense in the year ended September 30, 2016 of $151,122.

Impairment of goodwill of $662,967 was made of the impairment of goodwill from the acquisitions of Cloud9B2B and MDP.

General and administrative expenses decreased $2,698 or 0.7% to $408,537 for the year ended September 30, 2016 from $411,235 for the year ended September 30, 2015. General and Administrative activity remained relatively stable from fiscal 2015 to fiscal 2016.

Management fees – related party expenses increased $57,676 or 37.1% to $213,333 for the year ended September 30, 2016 from $155,657 for the year ended September 30, 2015. During the year ended September 30, 2015, the Company entered into a consulting agreement with BW3, LLC, which is owned by John Pollock. BW3, LLC services include, but not limited to, providing weekly Podcasts, radio interviews, public speaking, conference contribution, biweekly blogs, content for the newsletters, and other services. The variance is primarily because the fees were paid for the twelve months ended September 30, 2016 vs only nine months for the year ended September 30, 2015.

Marketing expenses increased $169,498 or 72.8% to $402,402 for the year ended September 30, 2016 from $232,904 for the year ended September 30, 2015. During the year ended September 30, 2016, the Company began doing Press Releases and advertising on Facebook. In addition, the Company engaged several consultants to assist leadership and build new business funnels in an effort to continue to grow revenue streams.

Salaries and wages expenses increased $783,146 or 82.7% to $1,730,278 for the year ended September 30, 2016 from $947,132 for the year ended September 30, 2015. During the year ended September 30, 2016, the number of clients increased which resulted in higher commissions paid. Furthermore, commission rates increased in 2016 as sales representatives moved from salary plus commission to 100% commission.

The Company experienced a decrease in its bottom line of $1,191,255 or 126.2% to a net loss of $2,135,139 for the year ended September 30, 2016 from a net loss of $943,884 for the year ended September 30, 2015, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of Financial Gravity’s consolidated financial statements. These policies are contained in Note 1 to the consolidated financial statements.

Use of Estimates and Assumptions.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition and Accounts Receivable.

Investment management fees are recognized as services are provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage clients’ investments.

Services income is recognized as consulting and other professional services are performed by the Company.

Commission revenue is derived from the sale of premiums on life insurance policies held by third parties. The revenue is recognized at the time the policy is issued.

Revenue represents gross billings less discounts, net of sales tax, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Trade accounts receivable are carried at the invoiced amount less estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on a risk-free rates of 0.70% thru 0.94% in 2016 and 2015, dividend yield of 0%, expected life of 2 years and volatility of 1.00.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of $132,803. The decrease of $668,739 in cash and cash equivalents from September 30, 2015 was due to net cash used in operating activities of $1,291,503, offset by net cash provided by investing activities of $44,541 and net cash provided by financing activities of $578,223.

Net cash used in operating activities was $1,291,503 for the year ended September 30, 2016, compared to $910,518 net cash used in operating activities for the year ended September 30, 2015. The net cash used in operating activities for the year ended September 30, 2016 was due to net loss of $2,135,139, adjusted primarily by the following: (1) increases in depreciation and amortization of $153,258, goodwill impairment of $662,967, a forfeiture of deposit for $50,000, trade account receivable of $22,420, prepaid expenses of $16,136 and deferred revenue of $32,739, (2) offset by decreases in accounts receivable – related party of $2,300, accounts payable – trade of $55,474 and accrued expenses of $12,230.

Net cash provided by investing activities was $44,541 for the year ended September 30, 2016, compared to net cash used in investing activities of $96,605 for the year ended September 30, 2015. The Company paid a deposit of $50,000 in the year ended September 30, 2015 that was returned in the year ended September 30, 2016 and there was less trademark activity as $17,755 less was spent on trademarks in 2016 compared to 2015 and purchase of fixed assets for $7,942 compared to $66 in fiscal 2016. Additionally, in fiscal 2015, $75,800 was used as part of the consideration for the purchase of a subsidiary.

Net cash provided by financing activities was $578,223 for the year ended September 30, 2016, compared to net cash provided by financing activities of $1,808,665 for the year ended September 30, 2015. Financing activities for the year ended September 30, 2016 consisted primarily of $535,000 in proceeds from sales of common stock and $43,223 in proceeds from sale of notes payable.

As shown below, at September 30, 2016, our contractual cash obligations totaled approximately $269,131 all of which consisted of operating lease obligations and debt principal.

	Payments due by period
	Less than			More than
Contractual obligations	1 year	1-3 years	4-5 years	5 years	Total
Line of credit	$19,732	–	–	–	19,732
Notes payable	93,397	–	–	–	93,397
Operating leases	81,902	74,100	–	–	156,002
Total contractual cash obligations	$195,031	$74,100	$–	$–	$269,131

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance. The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 9 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our business is leveraged and, accordingly, is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse effect on our financial condition and ability to continue as a going concern.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-2.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous registered public accounting firm

On December 20, 2016, the firm of Lane Gorman Trubitt, LLC (“Lane Gorman”) resigned as auditors of Financial Gravity Companies, Inc. (the “Company”). This action was in response to concerns about the independence of Lane Gorman based on the firm’s involvement in the preparation of footnote disclosures on prior audit reports for the years ended December 31, 2015 and 2014. These concerns were highlighted in comment letters received from the SEC dated November 8, 2016 and December 12, 2016. Lane Gorman determined that resignation was the most prudent action to take, in order for the Company to timely engage a new firm and complete a new audit of the financial statements for the two years ended September 30, 2016 and 2015.

Lane Gorman’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and any subsequent interim period preceding Lane Gorman’s resignation, there were no disagreements with Lane Gorman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Company’s two most recent fiscal years and any subsequent interim period preceding Lane Gorman’s resignation, there were no “reportable events” (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

New registered public accounting firm

On December 26, 2016 (the “Engagement Date”), the Company engaged the firm of Whitley Penn LLP (“Whitley Penn”) as the new independent auditors for the years ended September 30, 2016 and 2015. The decision to engage Whitley Penn as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Whitley Penn regarding either:

1.	The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Whitley Penn concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	Any matter that was either the subject of a “disagreement” (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a “reportable event” (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management, including our chief executive officer and chief financial officer, has concluded that, as of September 30, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2016.

Name	Age	Positions with the Company
John Pollock	50	Chairman of the Board, Chief Executive Officer
Paul Williams	60	Vice Chairman of the Board, Chief Financial Officer, Assistant Secretary and Assistant Treasurer
Dave Crowley	60	President, Chief Strategy Officer, Secretary, Treasurer and Board Member
Rick Johnson	57	Chief Operating Officer
James F. Reggio	53	Chief Technology Officer and Chief Marketing Officer
Edward A. Lyon	52	Chief Tax Strategist and Board Member
George Crumley	49	Board Member

John Pollock, 50, has been CEO/Founder of Business Legacy, Inc. since 2002, Pollock Advisory Group since 2007 and he is currently CEO and Chairman of Financial Gravity Companies, Inc. Mr. Pollock’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Has served as CEO and Chairman of Financial Gravity since its inception
•	A seasoned manager

Paul O. Williams, 60, has served on our Board of Directors and as Vice Chairman of the Board since 2015, and has served as our Chief Financial Officer and Assistant Secretary – Assistant Treasurer since 2016. He graduated from Austin College in Sherman, Texas in 1978 and the Institute for Organization Management in Washington, DC in 1982. Since 2007, Mr. Williams has served as Chief Executive Officer of Bison Financial Group, Inc., a corporate financial advisory and business development firm serving middle market growth companies. Through Bison Financial Group, Mr. Williams personally provides corporate financial advisory and business development consulting services.

Mr. Williams also currently serves as Chairman of the Board of the following private companies: Curtis Mathes, Inc. (since 2013); Championship Sports Group, Inc. (since 2012); Triton Consolidated, Inc. (since 2016); Day One Consulting, Inc. (since 2016); and Investor Relations, Inc. (since 2016). Mr. Williams also currently serves as Vice Chairman of the Board and Chief Financial Officer of Dynamic Chemical Solutions, Inc. (since 2016), and is on the Board of Directors of the Frisco (Texas) Chamber of Commerce.

On behalf of Halo Companies, Inc. (OTC: HALN), Mr. Williams has served as Vice Chairman of the Board, Treasurer, and Assistant Secretary from 2009 to Present, and Served as Chief Financial Officer from 2009 to 2012 and from 2015 to Present. Halo Companies, Inc. is a nationwide distressed asset services company, providing technology-driven asset management, portfolio due diligence, acquisition, repositioning and liquidation strategies for the private investment and mortgage servicing industry.

The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to the conclusion that he is qualified to serve as a director for the Company. Mr. Williams’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Over 30 years of business experience, primarily in capital markets, mergers, and acquisitions
•	Chief Executive Officer of Bison Financial Group, a corporate financial advisory and business development firm serving middle market growth companies
•	Has served as both officer and director of other public companies
•	Financial Gravity is the third public company for which Mr. Williams is serving as Chief Financial Officer
•	Within the last 5 years, Mr. Williams served as Vice-Chairman of the Board and Chief Financial Officer at Halo Companies, Inc., a public company

A. David Crowley, 60, began at Financial Gravity Companies as Chief Sales Officer in January 2013, has served on our Board of Directors and as Secretary of the Board since January 2015, and served as our President and Chief Strategy Officer since June 2016. He graduated from University of MO - Rolla with a BS in Electrical Engineering in June 1978 and the University of MN with an MS in Electrical Engineering in April 1986. Mr. Crowley owned and operated Resonate, Inc., a management consulting and training company for small business owners from July 1999 to July 2008, co-owned 80/20 Health Insurance, an insurance agency with over 20 field agents in Colorado from January 2004 to December 2010 and co-owned United Meridian Insurance, a property & casualty agency in Colorado from January 2010 to December 2012. Mr. Crowley’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	21 years as an Engineer with high technology computer company
•	10 years of project management and process engineering experience at General Motors helping develop their vehicle development process
•	5 years teaching graduate school Management Information Systems course at Walsh College
•	8 years of financial services experience in health, life and property & casualty insurance business
•	4 years of tax business experience with Financial Gravity developing the process that the company now uses to sell tax services to business owners and to expand nationally to financial advisors

Edward A. Lyon, 52, has been our Chief Tax Strategist and a Director since October, 2015. From 2005 until 2015, he was Partner-in-Charge of Content at Tax Coach Software, which he founded in 2005. Mr. Lyon received a B.A. in History from Hamilton College in 1986 and a J.D. from the University of Cincinnati College of Law in 1991. Mr. Lyon’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	The founder of Tax Coach Software, managing the company for 11 years
•	A deep knowledge of accounting and financial services industries
•	A nationally-recognized expert on tax planning
•	The author of 8 books, and has appeared on over 500 radio and television broadcasts to speak about his areas of expertise

George E. Crumley, 49, has been on the Board of Directors since January 2015. From 1994 to 2007 he was a practicing litigation attorney with the law firm of Stradley & Wright in Dallas, Texas where he was named partner in 2001. He formed Pittenger, Nuspl & Crumley in 2008 where he continues to practice, advising businesses in matters including formation, contracts, employees, real estate and litigation among other areas of law. He received BA. and J.D. degrees from Baylor University in 1989 and 1993, respectively. Mr. Crumley currently serves on the Board of Directors for Legacy Christian Academy in Frisco, Texas. Mr. Crumley’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	23 years of experience in civil litigation and representing businesses with formation, contracts, lawsuits, employee disputes, real estate, and other matters.

James F. Reggio, 53, has been our Chief Marketing Officer & Chief Technology Officer since January of 2015 when he joined the company via the Cloud9 Holdings acquisition, where he served as CTO beginning in 2013. From 2006 – 2013, Mr. Reggio held various roles with EFA Processing LP, including Chief Technology Officer, Senior Vice President of Technology, and Executive Vice President. Mr. Reggio was principle with Exectech Consulting Services from 2004 – 2006. He served as Chief Information Officer of Affirmative Insurance Holdings, Inc. from 2001 – 2004 and Chief Information Officer of Instant Insurance Holdings, Inc. from 1999 – 2001, as well as Chief Information Officer and Vice President of The St. Paul Specialty Auto Group from 1997 – 1999. Mr. Reggio received his BA in Computer Science from Western Michigan University in 1986, and currently serves as a board member for the Innovate Flower Mound Entrepreneur Center, and is a managing partner in Tri-Liberty LLC and DayOne Consulting LLC.

Rick J. Johnson, 57, has been our Chief Operating Officer since June of 2016, and previously served Financial Gravity as Vice President of Operations beginning in May of 2015. Mr. Johnson joined Cloud9b2b, LLC (a Financial Gravity acquisition) as President and General Manager in April of 2015. Prior to his involvement in Financial Gravity, Mr. Johnson served as Chief Operating Officer for Bridge Metrics 2013 – 2014, and was Chief Operating Officer of Smart Customer Acquisition 2011 – 2013. From 2008 – 2011, Mr Johnson was with U.S. Leadership where he held various positions including President in his last year there. He served as Chief Operating Officer for James One Companies 2005 – 2007, and served as Chief Operating Officer of Software Medium 2003 – 2004. From 1997 – 2003, Mr. Johnson was Chief Operating Officer for Migratec, Inc. From 1995 – 1997, he served in various roles including Business Manager, and then Director with Software AG. Mr. Johnson began his career with what is now Accenture (previously Andersen Consulting and Arthur Andersen MICD), where he progressed from Staff Consultant, Senior Consultant, Manager, Sr Manager, and Director from 1982 – 1994. Mr. Johnson received his BBA in Finance from Texas Tech University in 1981.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2011 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2011, or written representations that Form 5 was not required for fiscal year 2011, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert”. At present, our entire Board of Directors acts as our audit committee. None of the members of our Board of Directors meets the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission. We have not retained an audit committee financial expert because we do not believe that we can do so without undue cost and expense. Moreover, we believe that the present members of our Board of Directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2016 and 2015 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Accounting Officer (Principal Financial Officer);
•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2016 and 2015; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2016 and 2015.

(collectively, the “ Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Pollock CEO, Principal Executive Officer	2016 2015	$100,000 $95,833	-0- -0-	-0- -0-	-0- -0-	$203,333 (*) $162,000 (*)	$303,333 $257,833
Dave Crowley President and CSO	2016 2015	$100,000 $70,576	-0- -0-	-0- -0-	-0- -0-	-0- $19,377	$100,000 $89,953
Edward A. Lyon, CTS	2016 2015	$42,000 $3,500	-0- -0-	-0- -0-	-0- -0-	$198,000 (**) $235,852	$240,000 $239,352

Except as described below, none of the Named Executive Officers has an employment agreement.

Edward A. Lyon, a member of the Board of Directors, is party to an employment agreement with Tax Coach Software, LLC, a subsidiary of the Company. The Agreement was entered into effective November 1, 2015, and provides for Mr. Lyon to serve as General Manager, responsible for supervising the business and affairs of Tax Coach Software. The agreement has a three-year term, which may be extended. The agreement provides for base salary of $42,000.00 per year, plus bonus. The annual bonus is the sum of the following: (i) for Tax Coach Software revenues in excess of $850,000 and less than $950,000, forty percent (40%) of Tax Coach Software’s gross profit (as determined in accordance with generally acceptable accounting principles, net of amounts paid under employment agreements and consulting agreements), plus (ii) for Tax Coach Software revenues in excess of $950,000, twenty percent (20%) of Tax Coach Software’s gross profit (as determined in accordance with generally acceptable accounting principles, net of amounts paid under employment agreements and consulting agreements).

(*) For Mr. Pollock, the amount shown in the Summary Compensation Table under the heading All Other Compensation represents amounts paid by Financial Gravity to a consulting firm owned and controlled by Mr. Pollock, in compensation for services not related to his roles as an officer and director of Financial Gravity.

(**) For Mr. Lyon, the amount shown in the Summary Compensation Table under the heading All Other Compensation represents amounts paid by Financial Gravity to a consulting firm owned and controlled by Mr. Lyon, in compensation for services not related to his roles as an officer and director of Financial Gravity.

Summary Compensation

Except as described above, the Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended September 30, 2016, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights. There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

This section is not applicable to any Named Executive Officer as of 9/30/2016.

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Pollock	$100,000	-0-	-0-	$203,333	$303,000
Dave Crowley	$100,000	-0-	-0-	-0-	$100,000
Paul Williams	-0-	-0-	-0-	$49,000	$49,000
Edward A. Lyon	$42,000	-0-	-0-	$198,000	$240,000
George Crumley	-0-	-0-	-0-	-0-	-0-

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There is no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of September 30, 2016, of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

	Amount of Beneficial	Percentage
Beneficial Owner(1)	Ownership (1)	of Shares
John Pollock (2)	15,037,962	41.5%
Dave Crowley (2)	3,000,000	8.3%
Keith VandeStadt (2, 4)	2,821,500	7.8%
Edward A. Lyon (2)	2,593,500	7.2%
Paul Williams (2)	1,896,414	5.2%
James F. Reggio (2, 3)	778,100	*
Rick Johnson (2, 3)	650,000	*
George Crumley (2)	150,000	*
Directors and executive officers as group (seven persons)	23,952,706	64.8%

____________________

(1) except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2) The address for each such beneficial owner is 800 N. Watters Road, Suite 120, Allen, Texas 75013.

(3) Includes 1,330 options that vested upon closing of the merger on September 30, 2016.

(4) Non director or executive officer with more than 5% ownership

* indicates an ownership percentage of less than one percent.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Securities authorized for issuance under equity compensation plans

The following table provides information as of the end of the most recently completed fiscal year, with respect to Company compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	A(1)		B	C
	Number of securities to be issued upon exercise of outstanding options, warrants		Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in
Plan Category	and rights		and rights	Column A)
Equity compensation plans approved by security holders	9,000,000	(2)	$0.64	6,799,654	(3)
Equity compensation plans not approved by security holders	0		0	0
Total	9,000,000		$0.64	6,799,654

___________________

(1) As consequence of the Merger, outstanding options as to 2,211,146 of the Company’s shares have vested.

(2) Shares subject to stock options under 2015 Stock Option Plan.

(3) Shares available for grant of stock options to employees, directors and consultants under the 2015 Stock Option Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance. The 2015 Stock Option Plan was adopted without approval of Company security holders.

The Company has granted stock options to certain employees and contractors under its 2015 Stock Option Plan, assumed from Financial Gravity Holdings. The Company is authorized to issue an aggregate of 9,000,000 options, of which 6,799,654 remain available for issuance, as non-statutory (non-qualified) stock options, under the 2015 Stock Option Plan. Currently outstanding options under the 2015 Stock Option Plan vest over a period of no greater than two years, and expire ten years from the grant date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. Transactions with Related Persons, Promoters and Certain Control Persons

Except as set forth below, none of the Company’s directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s shares, nor any relative or spouse of any of the foregoing persons, has had any material interest, direct or indirect, in any transaction to which the Company was a party, and in which the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years.

Bison Financial Group, whose Chief Executive Officer is Mr. Paul Williams, has provided corporate financial advisory and business development services to the Company for a flat fee of $5,000 per month. The provision of services commenced in 2014, during which time Mr. Williams had no formal affiliation with the Company. The provision of services by Bison Financial Group continued in 2015, during which time the Company paid Bison Financial Group an aggregate of $9,020. During 2015, Mr. Williams was appointed to the board of directors of the Company and consequently became an affiliate of the Company. The provision of services by Bison Financial Group continued in 2016, during which time the Company paid Bison Financial Group an aggregate of $49,000 for the years ended September 30, 2016. In 2016, Mr. Williams was appointed as Chief Financial Officer of the Company.

Effective as of October 1, 2015, Financial Gravity Holdings, a subsidiary of the Company, purchased all of the equity interests of Tax Coach Software, LLC, an Ohio limited liability company, for aggregate consideration of 2,000,000 shares of the common stock of Financial Gravity (the “Tax Coach Software Transaction”). The Purchase Agreement for the Tax Coach Software Transaction was amended effective as of March 25, 2016 to give effect to a three-for-one (3:1) forward split of the Financial Gravity Holdings common stock, bringing the aggregate consideration to 6,000,000 shares of the common stock of Financial Gravity Holdings.

TaxTuneup, LLC, which is an entity owned by Mr. Edward A. Lyon, a current director of the Company, received approximately 43% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $864,500. As a consequence of such issuance, Mr. Lyon is the beneficial owner of 7.2% of the Company’s common stock as of September 30, 2016 (after giving effect to the Merger).

Additionally, Van Data, LLC, which is an entity owned Keith VandeStadt, a greater than 5% beneficial shareholder of the Company, received approximately 47% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $940,500. As a consequence of such issuance, Mr. VandeStadt is the beneficial owner of 7.8% of the Company’s common stock as of September 30, 2016 (after giving effect to the Merger).

In the Tax Coach Software Transaction, the shares of Financial Gravity Holdings common stock received by TaxTuneup, LLC (owned by Mr. Lyon), do not include any of the shares of Financial Gravity Holdings common stock received by Van Data, LLC (owned by Mr. VandeStadt). Their respective holdings of Company common stock are completely separated.

During fiscal 2016, Financial Gravity Holdings paid $218,990 to Van Data, LLC, a consulting firm owned and controlled by Keith VandeStadt, in compensation for maintaining the Tax Coach Software application and data, making enhancements and modifications to software as needed, maintaining server platform and web environment, applying updates to licensed content, and other services agreed upon in writing.

During fiscal 2015, Financial Gravity Holdings paid $198,000 to Tax Tuneup, LLC, a consulting firm owned and controlled by Mr. Lyon, in compensation for services not related to his roles as an officer and director. The services rendered to Financial Gravity Holdings involved providing weekly content for company newsletters, hosting weekly events, hosting additional webinars as needed, and other services agreed upon in writing.

On December 30, 2014, Financial Gravity Holdings acquired 100% of the capital stock of Cloud9 Holdings Company. In consideration of such purchase, Financial Gravity Holdings issued 1,314,477 shares of Financial Gravity Holdings common stock to the selling shareholder. The selling stockholder in the transaction was Mr. Paul Boyd, then serving as Chief Operating Officer of the Company. The shares of Financial Gravity Holdings common stock which served as the consideration in the transaction had an approximate value of $438,159. In connection with the transaction, Financial Gravity Holdings also agreed to pay $132,682 of pre-existing expenses, including a payable to Mr. Boyd.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC System. For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. The Company’s Board of Directors has determined that, of the Company’s present directors, George Crumley, constituting one of the five members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that John Pollock, Dave Crowley, Paul Williams and Edward A. Lyon are not “independent directors” since they currently serve as executive officers of the Company.

The Company’s Board of Directors is of the view that the current leadership structure is suitable for the Company at its present stage of development, and that the interests of the Company are best served by the combination of the roles of Chairman of the Board and Chief Executive Officer.

As a matter of regular practice, and as part of its oversight function, the Company’s Board of Directors undertakes a review of the significant risks in respect of the Company’s business. Such review is conducted in concert with outside professionals (including legal counsel) with expertise in substantive areas germane to the Company’s business. With the Company’s current governance structure, the Company’s Board of Directors and senior executives are, by and large, the same individuals, and consequently, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Lane Gorman Trubitt, PLLC for professional services rendered for the fiscal year ended September 30, 2016 and 2015, respectively.

Audit Fees. Fees billed or remainder to be billed for audit services by Lane Gorman Trubitt, PLLC were $132,536 for fiscal year 2016 and $20,741 for fiscal year 2015. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. The Company did not pay any audit-related service fees to Lane Gorman Trubitt, PLLC, other than the fees described above, for services rendered during fiscal year 2016 or 2015.

Tax Fees. None

All Other Fees. None

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor. The Board of Directors serves as the audit committee for the Company.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
16.1	Changes in Registrant’s Certifying Accountant

31.1	Sarbanes-Oxley Section 302(a) Certification of John Pollock
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul Williams
32.1	Sarbanes-Oxley Section 906 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2017	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2017	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	January 25, 2017
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	January 25, 2017
Paul Williams	(principal financial officer)

/s/ Dave Crowley	Director	January 25, 2017
Dave Crowley

/s/ Edward A. Lyon	Director	January 25, 2017
Edward A. Lyon

/s/ George Crumley	Director	January 25, 2017
George Crumley

FINANCIAL GRAVITY COMPANIES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2016 AND 2015

FINANCIAL GRAVITY COMPANIES, INC.
AND SUBSIDIARIES

SEPTEMBER 30, 2016 AND 2015
CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-4

CONSOLIDATED STATEMENTS OF CASH FLOW	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Financial Gravity Companies, Inc.

We have audited the accompanying consolidated balance sheets of Financial Gravity Companies, Inc. (the “Company”), as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas

January 25, 2017

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30,

	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$132,803	$801,542
Trade accounts receivable	78,843	40,948
Accounts receivable - related party	4,506	29,326
Prepaid expenses	32,239	16,103
Total current assets	248,391	887,919

OTHER ASSETS
Property and equipment, net	141,080	6,639
Investment	10,000	–
Customer relationships, net	33,675	–
Proprietary content, net	459,463	–
Trade name	69,300	–
Non-compete agreements, net	21,040	–
Deposits	–	50,000
Trademarks	22,592	20,174
Goodwill	1,094,702	662,967

	$2,100,243	$1,627,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$27,229	$82,703
Accounts payable - related party	–	2,300
Accrued expenses	103,654	46,400
Deferred revenue	32,739	–
Line of credit	19,732	–
Notes payable	93,397	–
Pre-merger payables	99,056	–
Total current liabilities	375,807	131,403

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value	34,863	28,389
Additional paid-in capital	4,768,596	2,411,791
Accumulated deficit	(3,079,023)	(943,884)
Total stockholders’ equity	1,724,436	1,496,296

	$2,100,243	$1,627,699

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30,

	2016	2015

REVENUE
Investment management fees	$920,813	$747,869
Service income	1,750,613	547,806
Commissions	69,073	8,126
Rental income	16,500	6,000
Total revenue	2,756,999	1,309,801

OPERATING EXPENSES
Cost of services	75,378	76,828
Professional services	1,237,221	452,148
Depreciation and amortization	153,547	289
Impairment of goodwill	662,967	–
General and administrative	408,537	411,235
Management fees - related party	213,333	155,657
Marketing	402,402	232,904
Salaries and wages	1,730,278	947,132
Total operating expenses	4,883,663	2,276,193

Net operating loss	(2,126,664)	(966,392)

OTHER INCOME (EXPENSE)
Other income	–	27,383
Interest expense	(8,475)	(4,875)
Total other (expense) income	(8,475)	22,508

NET LOSS	$(2,135,139)	$(943,884)

EARNINGS PER SHARE - Basic and Diluted	$(0.07)	$(0.04)

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2016 and 2015

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2014	–	$–	$–	$–	$–

Common stock issued	21,150,000	21,150	(20,445)	–	705

Common stock issued under a private placement memorandum	5,625,000	5,625	1,869,375	–	1,875,000

Common stock issued to non-employee directors	300,000	300	99,700	–	100,000

Common stock issued on acquisition of Cloud9 Holdings, LLC	1,314,477	1,314	436,845	–	438,159

Gain on acquisition of BLI and PAG	–	–	26,316	–	26,316

Net loss	–	–	–	(943,884)	(943,884)

Balance at September 30, 2015	28,389,477	28,389	2,411,791	(943,884)	1,496,296

Common stock issued under a private placement memorandum	785,000	785	534,215	–	535,000

Common stock issued on acquisition of Tax Coach Software, LLC (shares placed in escrow)	6,000,000	6,000	1,898,620	–	1,904,620

Common stock surrendered by former officer	(2,926,294)	(2,926)	2,926	–	–

Common stock held by Pacific Oil Company (reverse merger)	2,614,717	2,615	(101,671)	–	(99,056)

Stock based compensation	–	–	22,715	–	22,715

Net loss	–	–	–	(2,135,139)	(2,135,139)

Balance at September 30, 2016	34,862,900	$34,863	$4,768,596	$(3,079,023)	$1,724,436

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,135,139)	$(943,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	153,547	289
Impairment of goodwill	662,967	–
Forfeiture of deposit for failed acquisition	50,000	–
Write off of fixed assets	–	15,787
Stock based compensation	22,715	100,000
Changes in operating assets and liabilities, net of effects of purchase of subsidiaries
Trade accounts receivable	(22,420)	57,315
Accounts receivable - related party	30,228	(14,254)
Prepaid expenses	(16,136)	2,425
Accounts payable - trade	(55,474)	32,560
Accounts payable - related party	(2,300)	(48,700)
Accrued expenses	(12,230)	(112,056)
Deferred revenue	32,739	–
Net cash used in operating activities	(1,291,503)	(910,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of investment	(10,000)	–
Cash paid for purchase of property and equipment	(65)	(7,942)
Cash paid for purchase of MDP	–	(71,679)
Cash acquired upon acquisition of subsidiaries	57,025	53,190
Deposit for future acquisition	–	(50,000)
Purchases of trademarks	(2,419)	(20,174)
Net cash provided by (used in) investing activities	44,541	(96,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	24,391	–
Payments on line of credit	(900)	(55,000)
Borrowings on note payable	26,086	–
Payments on note payable	(6,354)	–
Payments on capital lease obligations	–	(12,040)
Proceeds from the sale of common stock	535,000	1,875,705
Net cash provided by financing activities	578,223	1,808,665

TOTAL (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(668,739)	801,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	801,542	–

CASH AND CASH EQUIVALENTS AT END OF YEAR	$132,803	$801,542

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,921	$4,401
Taxes	$–	$–

Non-cash activities:
Common stock issued upon acquisition of:
Cloud9 Holdings Company (Note 9)	$–	$438,159
Tax Coach Software, LLC (Note 9)	$1,904,620	$–
Net assets (liabilities) assumed for purchase of:
Cloud9 Holdings Company (Note 9)	$–	$(154,210)
Business Legacy, Inc. and Pollock Advisory Group, Inc. (Note 9)	$–	$26,316
Tax Coach Software, LLC (Note 9)	$809,918	$–
Payables owed by Pacific Oil Company	$(99,056)	$–
Equity in escrow to offset payables owed by legacy Pacific Oil Company	$99,056	$–
Transfer of capital lease obligation to the majority member	$–	$17,543

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (“the Company”) is located in Allen, Texas. The wholly-owned subsidiaries of the organization include: Financial Gravity Holdings, Inc., Financial Gravity Operations, Inc., Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Cloud9 Holdings Company, Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., SASH Corporation (doing business as Metro Data Processing) and Tax Coach Software, LLC.

Financial Gravity Holdings, Inc. (“FGH”) was established on September 29, 2014 to engage in the acquisition and integration of financial and other businesses which will deliver a wide range of accounting, tax planning and management services to high net worth individuals and businesses in the Dallas/Fort Worth region, with further expansion into other markets in accordance with its long-term growth rate and strategic business plan.

Financial Gravity Operations, Inc. (“FGO”) was established as a wholly-owned subsidiary of FGH in Texas on September 29, 2014. FGO did not have any activity through September 30, 2014. Activity commenced in 2015 for FGO related to the management of operational expenses for the shared services of the subsidiaries.

Financial Gravity Business, LLC. (“FGB”) formerly Cloud9b2b, LLC (“Cloud9 B2B”) was acquired by Cloud9 Holdings Company effective December 31, 2014 and provides business consulting services to Small Business Owners that identify ways to leverage a business’ current assets (people, platforms and processes) and reduce exposure to risk, both short-term and long-term, while simplifying the business and increasing profitability. FGB does not have any financial activity through September 30, 2016.

Financial Gravity Ventures, LLC. (“FGV”) formerly Cloud9 Accelerator, LLC was acquired by Cloud9 Holdings Company effective December 31, 2014 and holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure. FGV does not have any financial activity through September 30, 2016.

Effective January 1, 2015, Cloud9 assigned 100% of the membership interest in Cloud9 Accelerator, LLC and Cloud9b2b, to FGO.

Financial Gravity Tax, Inc. (“FG Tax”) formerly Business Legacy, Inc., (“BLI”) was acquired by FGO for no cost effective January 1, 2015 and is located in Allen, Texas. BLI is a bookkeeping, tax planning, tax preparation, and payroll service provider to small companies and individuals.

Financial Gravity Wealth, Inc. (“FG Wealth”) formerly Pollock Advisory Group, Inc., (“PAG”) was acquired by FGO for no cost effective January 1, 2015 and is a registered investment advisor, located in Allen, Texas. PAG provides asset management services.

SASH Corporation, an Oklahoma corporation doing business as Metro Data Processing (“MDP”) was acquired August 12, 2015. The purchase was made by Cloud9Accelerator, LLC. MDP is located in Tulsa, Oklahoma, and provides payroll services, software, and support solutions to business owners.

Tax Coach Software, LLC (“TCS”), was acquired effective October 1, 2015, and is an Ohio limited liability company. The purchase was made by FGH. TCS, located in Cincinnati, Ohio, provides three primary services including monthly subscriptions to the “Tax Coach” software system, coaching and email marketing services.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of FGH, FGO, Cloud9 (from the date of acquisition), including Cloud9b2b and Cloud9 Accelerator, LLC, PAG (from the date of acquisition), BLI (from the date of acquisition), TCS (from the date of acquisition), and MDP (from the date of acquisition), (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at several financial institutions located throughout the United States, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded as of September 30, 2016 and 2015.

In the normal course of business, the Company may extend credit to its customers, on an unsecured basis, substantially all of whom are located in the United States of America. The Company does not believe that they are exposed to any significant risk of loss on accounts receivable.

Prepaid Expenses

Prepaid expenses consist of expenses the Company has paid for prior to the service or good being provided. These prepaid expenses will be recorded as expense at the time the service has been provided.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to earnings over their estimated service lives by the straight-line method.

Maintenance and repairs are charged to earnings as incurred; major repairs and replacements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Property and equipment operated under material leases which transfer substantially all benefits and risks associated with the assets to the Company are capitalized. An asset and liability equal to the present or fair value, if appropriate, of minimum payments over the term of the leases are recorded. Amortization of the asset is computed using the straight-line method. Expenses associated with all other leases (operating leases) are charged to income as incurred.

Customer Relationships

The customer relationships acquired from the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to it on the date of the purchase (see Note 9). The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During the year ended September 30, 2016, the Company recorded amortization expense of $11,225 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2016 was $11,225.

Future amortization of customer relationships is estimated to be as follows for the years ended September 30:

2017	$11,225
2018	11,225
2019	11,225
$33,675

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase (see Note 9). The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During the year ended September 30, 2016, the Company recorded amortization expense of $65,638 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2016 was $65,638.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2017	$65,638
2018	65,638
2019	65,638
2020	65,638
2021	65,638
Thereafter	131,273
$459,463

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to it on the date of the purchase (see Note 9). Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2016.

Prospect List

The prospect list acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $53,800, the value attributed to it on the date of the purchase (see Note 9). The prospect list is being amortized on a straight-line basis over a one-year estimated life. During the year ended September 30, 2016, the Company recorded the full amortization expense of $53,800 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2016 was $53,800.

Non-compete Agreements

Non-compete agreements established as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to them on the date of the purchase (see Note 9). The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During the year ended September 30, 2016, the Company recorded amortization expense of $5,260 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2016 was $5,260.

Future amortization of the non-compete agreements is estimated to be as follows for the years ended September 30:

2017	$5,260
2018	5,260
2019	5,260
2020	5,260
$21,040

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2016 and 2015.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheet to be impaired as of September 30, 2016, and 2015. However, goodwill attributed to Cloud9 and MDP was deemed to be impaired as that business offering has been discontinued.

The fair values of the assets acquired and liabilities assumed were determined primarily using the income approach, which determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The fair value of relationships were determined by projecting expected cash flows and subtracting the portion of the cash flow derived by the relevant contributory assets.

The accompanying consolidated balance sheets, consolidated statements of operations, changes in stockholders’ equity and cash flows include the results of operations of the acquired subsidiaries from the date of acquisition.

Goodwill consists of the following:

Goodwill at September 30, 2014	$–
Goodwill generated from acquisition of Cloud9 (see note 9)	592,369
Goodwill generated from acquisition of MDP (see note 9)	70,598
Goodwill at September 30, 2015	662,967
Goodwill generated from acquisition of TCS (see note 9)	1,094,702
Impairment of Cloud9	(592,369)
Impairment of MDP	(70,598)
Goodwill at September 30, 2016	$1,094,702

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of September 30, 2016 and 2015.

From time to time, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s Federal returns since 2014 are still subject for examination by taxing authorities.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 31,626,189 and 24,769,739 for years ended September 30, 2016 and 2015, respectively.

For the years ended September 30, 2016 and 2015, approximately 2,200,346 and 1,500,996 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

Revenue Recognition

FG Wealth generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments.

FG Tax and MDP generate service income from its consulting and other professional services performed.

Commission revenue is derived from the sale of annuities and premiums on life insurance policies held by third parties. The revenue is recognized at the time the policy is issued.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

TaxCoach Software has 3 types of services that are charged and collected on a month to month subscription basis (TaxCoach basic membership, All-Stars coaching, and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee.  Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made.  Members are not entitled to refunds for unused memberships.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense was $402,402 and $232,904 for the years ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk free rate from 0.70% in 2015 and 0.97% in 2016, dividend yield of 0%, expected life of 2 years and volatility of 1.00.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

The Company is actively seeking growth of its service offerings, both organically and via new client relationships. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Future Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, part of the FASB’s simplification initiative. ASU 2015-15 requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-15 does not impact the recognition and measurement guidance for debt issuance costs. ASU 2015-15 is effective for fiscal years beginning after December 15, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, part of the FASB’s simplification initiative. ASU 2015-17 requires companies to classify deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2018.

In February 2016, the FASB issued ASU Update No. 2016-02 Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for the years beginning after December 15, 2018 and for all periods presented. Early application of the amendments in this ASU is permitted.

In March 2016, the FASB issued ASU Update No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 is effective for the years beginning after December 15, 2016. Early application of the amendments in this ASU is permitted.

In March 2016, the FASB issued ASU Update No. 2016-08, Revenue From Contracts with Customers (Topic 606). The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the criteria in determining a principal versus agent relationship. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU Update No. 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update are to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has yet to do a full analysis on the impact this will have but will do during the next fiscal year.

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

	Estimated Service Lives	2016	2015
Furniture and fixtures	5 years	$6,994	$6,928
Internally developed software	10 years	152,000	–
		158,994	6,928
Less accumulated depreciation and amortization		17,914	289
		$141,080	$6,639

Depreciation expense was $17,625 and $289 during the years ended September 30, 2016 and 2015, respectively.

3.	TRADEMARKS

Trademarks consist of the following:

Trademarks at September 30, 2014	$–
Trademarks purchased from related party at cost	16,272
Trademarks purchased at cost	3,902
Trademarks at September 30, 2015	20,174
Trademarks purchased at cost	2,418
Trademarks at September 30, 2016	$22,592

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $19,732 and $-0- for the years ended September 30, 2016 and 2015, respectively.

5.	NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2017, is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $93,397 and $0 at September 30, 2016 and 2015, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2016	2015
Accrued payroll	$44,327	$35,778
Accrued operating expenses	59,077	7,615
Deferred rent	250	3,007
	$103,654	$46,400

7.	INCOME TAXES

The Company elected C Corporation tax status upon inception in 2014. Net operating losses (“NOL”) since that date total $3,079,023 as of September 30, 2016, and may be carried forward to offset future taxable income; accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended September 30:

	2016		2015
Tax benefit calculated at statutory rate	35%		35%
Changes to valuation allowance	(35%	)	(35%	)
Provision for income taxes	0%		0%

A deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit in the accompanying consolidated statements of operations are the result of changes in the assets and liabilities for deferred taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount for any tax benefits that, based on available evidence, are not expected to be realized. Income tax expense is the current tax payable or refundable for the year plus or minus the net change in the deferred tax assets and liabilities. Deferred income taxes of the Company arise from the temporary differences between financial statement and income tax recognition of NOL carry-forwards.

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at September 30:

	2016	2015
Net non-current deferred tax assets:
Net operating loss carry-forward	$924,304	$330,359

Net non-current deferred tax liabilities:
Intangible assets	109,471	–

Net	814,833	330,359
Less valuation allowance	(814,833)	(330,359)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the years ended September 30, 2016 and 2015 was $89,150 and $86,149, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

2017	$81,902
2018	68,400
2019	5,700
$156,002

Deposits

Deposits represented a down payment of $50,000 made on a potential purchase at September 30, 2015. The application of the deposit to the purchase price was contingent upon the completion of the acquisition. This acquisition did not take place and this deposit was ultimately forfeited during the year ended September 30, 2016.

Contingencies

Under the terms of the TCS purchase agreement, the common stock issued has been placed in escrow. The sellers maintain the right to unwind this transaction under certain conditions (see Note 9).

Pacific Oil Company still has some outstanding payables that the previous owners are in process of liquidating. Those liabilities have been shown here but are expected to be settled by the previous owners. However, shares of the Company are being held in escrow to cover the chance that these liabilities will ultimately have to be settled by the Company.

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. A subsidiary of the Company is currently involved in one legal proceeding, the outcome of which will not be material to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

9.	BUSINESS ACQUISITIONS

Business Acquisition – Cloud9

Effective December 31, 2014, the Company completed the acquisition of Cloud9, a business consulting firm located in Allen, Texas. Under the terms of the acquisition, the Company acquired 100% of Cloud9’s stock in a stock exchange. Total stock exchanged during the year ended September 30, 2015, was approximately 1,314,477 shares, at par value of $0.001 per share, from the Company for all 40,000,000 shares of Cloud9. Goodwill, as a result of this acquisition, is not deductible for tax purposes.

The transaction resulted in recording liabilities and goodwill at a fair value of $592,369 as follows:

Common stock issued in stock exchange	$438,159
Net liabilities assumed	154,210
Total value of the goodwill generated on acquisition	$592,369

The tangible assets acquired and liabilities assumed were as follows:

Assets acquired:
Cash	$30,840
Accounts receivable	22,039
Prepaid expenses and deposits	7,000
Total tangible assets	59,879

Liabilities assumed:
Accounts payable	30,407
Accounts payable - intercompany eliminated upon consolidation	51,000
Accounts payable - related party	132,682
Total liabilities	214,089

Net acquired liabilities	$(154,210)

The primary asset acquired from Cloud9 is the expertise of Cloud9, which the Company believes it will be able to leverage in maximizing the benefits of consulting with customers. As of September 30, 2015, these factors contributed to a purchase price in excess of the fair value of Cloud9’s tangible assets acquired, and, as a result, the Company has recorded goodwill in the amount of $592,369 in connection with this transaction which is recorded in the accompanying consolidated balance sheets.

As noted in Note 1, the Company reviewed the enterprise value of the Cloud9 entity in fiscal 2016 and determined that the value of Goodwill that was acquired was no longer supported. As such, $592,369 was written off during the year ended September 30, 2016.

Business Acquisition – Business Legacy, Inc. and Pollock Advisory Group, Inc.

Effective January 1, 2015 Financial Gravity Operations, Inc. completed the acquisition of Business Legacy, Inc. and Pollock Advisory Group, Inc., related financial services firms located in Allen, Texas. Under the terms of the acquisition, the Company acquired 100% of stock of Business Legacy, Inc. and Pollock Advisory Group, Inc., wholly-owned entities of the majority stockholder of Financial Gravity Holdings, Inc. for no cost.

The transaction resulted in recording a gain within APIC (as the entities were under common control) of $26,316 as follows:

Net assets acquired	$26,316
Total gain on bargain purchase generated at acquisition of entities under common control	$26,316

The tangible assets acquired and liabilities assumed were as follows:

Assets acquired:
Cash	$22,350
Accounts receivable	73,321
Accounts receivable - related party	9,272
Prepaid expenses	11,528
Fixed assets	32,316
Total tangible assets	148,787

Liabilities assumed:
Accounts payable	15,505
Accrued expenses	22,383
Line of credit	55,000
Capital lease obligations	29,583
Total liabilities	122,471

Net acquired assets	$26,316

The primary asset acquired from Business Legacy, Inc. and Pollock Advisory Group is the expertise in the respective area of service. The Company believes they will be able to leverage this expertise in maximizing the benefits of consulting with customers. The acquisition of these two entities increases the additional services the Company can provide to high net worth individuals and business in accordance with the strategic business plan of the Company.

Business Acquisition – SASH Corporation d.b.a. Metro Data Processing

Effective August 12, 2015, the Company completed the acquisition of SASH Corporation, an Oklahoma corporation doing business as MDP. The purchase was made by a subsidiary of the Company, Cloud9 Accelerator, LLC. Under the terms of the acquisition, the Company agreed to purchase 100% of stock of MDP for $75,800. The terms also require two employees of MDP to continue working in their current role for a period of not less than 12 months and not less than 6 months for compensation of an amount that is not less than $30,000 and $24,000, respectively. Goodwill, as a result of this acquisition, is not deductible for tax purposes.

MDP, located in Tulsa, Oklahoma, provides payroll services, software, and support solutions to business owners. The transaction resulted in recording assets and goodwill at a fair value of $70,598 as follows:

Cash consideration	$75,800
Less: net assets acquired	(5,202)
Total value of the goodwill generated on acquisition	$70,598

The tangible assets acquired and liabilities assumed were as follows:

Assets acquired:
Cash	$4,121
Accounts receivable	2,903
Accounts receivable - other	5,800
Total tangible assets	12,824

Liabilities assumed:
Accounts payable	7,622
Total liabilities	7,622

Net acquired assets	$5,202

The primary asset acquired from MDP is the expertise in the respective area of service. The Company believes they will be able to leverage the expertise of MDP as a payroll service provider in Oklahoma which will also allow for an expansion of services to provide further access to high net worth individuals and businesses beyond the Dallas/Ft. Worth area in accordance with the strategic business plan of the Company.

As noted in Note 1, the Company reviewed the enterprise value of the MDP entity in fiscal 2016 and determined that the value of Goodwill that was acquired was no longer supported. As such, $70,598 was written off during the year ended September 30, 2016.

Business Acquisition – Tax Coach Software, Inc.

Effective October 1, 2015, the Company completed the acquisition of Tax Coach Software, LLC, an Ohio limited liability company (“Tax Coach Software”). The purchase was made by Financial Gravity Holdings, Inc. Under the terms of the acquisition, the Company acquired 100% of Tax Coach Software’s stock in a stock exchange. Total stock exchanged was 6,000,000 shares (as amended), at par value of $0.001 per share, from the Company for 100% of the shares of Tax Coach Software. Goodwill, as a result of this acquisition, is not deductible for tax purposes.

Certificates representing the shares were required to be deposited in escrow as of the effective date of the acquisition. As part of the purchase agreement documentation, the Sellers maintained the right to unwind the transaction under certain conditions as described. The Sellers also retained all rights as shareholders while shares were held in escrow, including the right to vote. Under the escrow agreement, if the average daily closing price of the shares for any continuous 10-day trading period equals or exceeds $1.00 during the thirty-six months following October 28, 2015, the Company had the right to cause the shares deposited in escrow to be distributed to the Sellers, terminating any right to unwind the transaction. If the shares did not trade as to provide a closing price during the thirty-six months following October 28, 2015 or if the average daily closing price of the shares for any continuous 10-day trading period failed to equal or exceed $1.00 during the thirty-six months following October 28, 2015, then no later than five days following the conclusion of the thirty-six month period, the Sellers would have the right to unwind the acquisition of Tax Coach Software by the Company and the Company would immediately transfer the ownership of Tax Coach Software back to the Sellers in exchange for the return of common stock issued during the acquisition. The closing price was defined as the last closing trade price for the shares on an electronic bulletin board as reported by Bloomberg or on the NASDAQ Capital Market or the highest bid price as reported on “pink sheets” by Pink Sheets LLC (formerly the National Quotation Bureau, Inc.). If listed for trading on the American or New York Stock Exchange during the thirty-six months following October 28, 2015 it will be deemed to meet the $1.00 benchmark.

On November 11, 2016, the parties to the escrow agreement agreed (in a Company Distribution Notice) that the average daily closing price of the shares had exceeded the $1.00 threshold and accordingly, the shares were released from escrow and the right to unwind the Tax Coach Software acquisition transaction terminated.

Three employment agreements were made as a condition to the acquisition. Each agreement has an effective date as of November 1, 2015 and is effective for a period of three years. Two employee agreements include a base salary of $42,000 per year, per employee. These same two agreements, include a bonus that is calculated, for each employee, as the sum of 40% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 20% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. One employee agreement includes a base salary of $60,000 per year. This same agreement, includes a bonus that is calculated as the sum of 20% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 10% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. Gross profit is determined in accordance with generally acceptable accounting principles, net of other amounts paid under employment and consulting agreements. The agreements also include other certain termination and non-compete clauses. Compensation during the month of October 2015 to be paid to the three employees totals an aggregate amount of $49,150. Three consulting agreements were made as a condition to the acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $444,650 in professional fees were paid under these 3 agreements in the year ended September 30, 2016.

Tax Coach Software, located in Cincinnati, Ohio, provides three primary services including monthly subscription revenue from the “Tax Coach” software system, coaching revenue and email marketing services for customers.

The transaction resulted in a fair value of the acquisition of $1,094,702 as follows:

Common stock issued in stock exchange at a value of $0.25 per share (as amended)	$1,500,020
Additional paid in capital for the escrow agreement provision	404,600
Total value of the goodwill generated on acquisition	1,904,620

Intangible assets acquired	(719,400)
Net tangible assets acquired	(90,518)
Total assets acquired	(809,918)

Total fair value of acquisition	$1,094,702

The intangible assets were as follows:

Customer relationships	$44,900
Proprietary content	525,100
Trade name	69,300
Prospect list	53,800
Non-compete agreements	26,300
Total intangible assets	$719,400

The tangible assets acquired and liabilities assumed were as follows:

Assets acquired:
Cash	$57,025
Accounts receivable	15,476
Accounts receivable - other	5,408
Internally developed software	152,000
Total tangible assets	229,909

Liabilities assumed:
Accrued expenses	69,485
Line of credit	69,906
Total liabilities	139,391

Net acquired assets	$90,518

The primary asset acquired from Tax Coach Software is the proprietary content which includes a comprehensive platform of tax planning strategies including marketing and instructional guides. TCS will provide the Company with expertise in areas of service which expand beyond the Company’s current service areas. The Company believes they will also be able to leverage the use of the proprietary content in maximizing the benefits of consulting with customers. The acquisition of this entity increases the additional services the Company can provide to high net worth individuals and business in accordance with its strategic business plan.

Supplemental Unaudited Pro Forma Information

As noted above, all acquisitions were completed prior to or as of October 1, 2015. Accordingly, fiscal year 2016 includes the full impact of all the acquisitions. The fiscal year 2015 acquisitions were effective at various parts of the year, and had each of the acquisitions been effective on October 1, 2015, the revenue and net income/(loss) would be as follows:

	As Reported	Cloud9	BLI	PAG	MDP	TCS	Pro Forma
	FY 2015	10/1/14 - 12/30/14	10/1/14 - 12/30/14	10/1/14 - 12/31/14	10/1/14 - 8/11/15	10/1/14 - 9/30/15	FY 2015
Total Revenue	$1,309,801	$61,800	$340,403	$222,925	$102,550	$860,805	$2,898,284

Net (Loss) / Income	$(943,884)	$(9,024)	$(52,446)	$62,548	$12,468	$395,007	$(535,331)

TCS net income includes expenses for the amortization of the definite lived intangibles of $82,123. Operating expenses recognized in fiscal year 2015 were approximately $4,000 for MDP and $660 for Cloud9. The BLI and PAG acquisitions each had immaterial amounts of operating expenses associated with them. Operating expenses recognized in fiscal year 2016 were approximately $44,000 for TCS.

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

Preferred Stock

The Company does not have a preferred stock authorization in its articles of incorporation.

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance.

For each of the Company and Financial Gravity Holdings, its subsidiary, no preferred shares are issued or outstanding as of September 30, 2016 and 2015, respectively.

Private Placement Memorandum, Financial Gravity Holdings

On October 31, 2014, Financial Gravity issued a private placement memorandum (“PPM”) for stock purchases of up to 2,000,000 shares of common stock at a cost of $1.00 and a par value of $0.00001, with a minimum purchase level of $50,000 per investor. The subscription period initially expired June 30, 2015, however, the Board of Directors extended the offering period indefinitely, and increased the number of shares authorized for sale under the PPM incrementally to accommodate additional investor interest.

During the years ended September 30, 2016 and 2015, 785,000 shares and 5,625,000 shares, respectively, were issued under the PPM for $535,000 and $1,875,000 of additional paid-in capital at September 30, 2016 and 2015, respectively.

Additional Common Stock Issuances, Financial Gravity Holdings

During the year ended September 30, 2015, Financial Gravity Holdings issued 21,150,000 shares of common stock in addition to the shares sold under the PPM and common shares issued in connection with the Cloud9 Holding Company acquisition that were discussed above. Also during September 30, 2015, 300,000 common shares were issued to two non-employee directors.

During the year ended September 30, 2016, one of the founding members of Financial Gravity Holdings forfeited 2,926,294 common shares, in addition to the issuance of shares sold under the PPM and common shares issued in connection with the Tax Coach Software, LLC acquisition, both of which are discussed above.

Subsequent to September 30, 2016, Financial Gravity Holdings has sold 350,000 shares of common stock.

Stock Split, Financial Gravity Holdings

Effective October 20, 2015, Financial Gravity Holdings declared a three for one stock split of its common stock. Upon the stock split, every one share of common stock issued and outstanding was automatically reclassified and converted into three shares of common stock. The common stock retained a par value of $0.00001 per share.

11.	STOCK OPTION PLAN

Effective February 27, 2015, the Company established the 2015 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued and exercised under the Plan is 9,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 27, 2017.

Stock option activity is summarized as follows:

	2016				2015
	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - beginning of year	1,500,996	$7,359	$0.33		–		$–	–
Granted	1,024,400	$19,677	1.00	111 months	1,520,196	$7,649	0.33	119 months
Exercised	–		–	–	–		–	–
Canceled or expired	325,050	$4,907	0.33	–	19,200	$290	0.33	–
Outstanding - end of year	2,200,346	$22,129	0.64	109 months	1,500,996		0.33	119 months

Exercisable - end of year	2,200,346		0.64	109 months	–		–	–

All outstanding stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Total compensation expense included in salaries and wages of previously unamortized stock compensation was $22,715 and $0 for the years ended September 30, 2016 and 2015, respectively.

12.	RELATED PARTY TRANSACTIONS

Effective December 31, 2014, the Company acquired Cloud9 (see Note 9). The majority stockholder of Cloud9 Holdings Company is also a stockholder of the Company.

Effective January 1, 2015, the Financial Gravity Operations, Inc. also acquired BLI and PAG (see Note 9). BLI and PAG were acquired at no cost from a major stockholder of FGH.

Account receivable due for services performed for a related party, included in accounts receivable – related party in the accompanying consolidated balance sheets was $-0- and $27,267 as of September 30, 2016, and 2015.

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $4,506 and $2,059 as of September 30, 2016, and 2015.

The Company also has a payable due to a stockholder related to payment for services provided and repayment for goods (as incurred through the acquisition of Cloud9) and services purchased on behalf of the Company of approximately $-0- and $2,300 as of September 30, 2016 and 2015. This is included in the consolidated balance sheets as accounts payable - related party.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statement of operations were $213,333 and $155,657 for fiscal 2016, and 2015.

A board member who is also a stockholder provided services to the Company. Expenses for these services totaled $49,000 and $9,020 for the years ending September 30, 2016, and 2015, respectively, and were included as general and administrative expenses in the accompanying consolidated statement of operations.

13.	SUBSEQUENT EVENTS

In addition to the 350,000 common shares issued subsequent to September 30, 2016 for $350,000 and the Company has issued 150,000 warrants exercisable for $206,250.

In December 2016, the Company’s board authorized 20 million shares to be made available under a new Stock Option Plan.

