Form 10-Q
period 2016-12-31
Financial Gravity Companies, Inc.
filed 2017-03-13
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2016

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Financial Gravity Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	001-34770	20-4057712
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

As of February 27, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $10,356,780 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of January 20, 2017 was 34,862,900.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$414,130	$132,803
Trade accounts receivable	86,806	78,843
Accounts receivable - related party	2,203	4,506
Prepaid expenses	32,008	32,239
Total current assets	535,147	248,391

OTHER ASSETS
Property and equipment, net	136,933	141,080
Investment	10,000	10,000
Customer relationships, net	30,869	33,675
Proprietary content, net	443,054	459,463
Trade name	69,300	69,300
Non-compete agreements, net	19,725	21,040
Trademarks	22,592	22,592
Goodwill	1,094,702	1,094,702

	$2,362,322	$2,100,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$36,603	$27,229
Accrued expenses	107,747	103,654
Deferred revenue	51,715	32,739
Line of credit	19,198	19,732
Notes payable	181,834	93,397
Pre-merger payables	75,382	99,056
Total current liabilities	472,479	375,807

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value	35,213	34,863
Additional paid-in capital	5,141,920	4,768,596
Accumulated deficit	(3,287,290)	(3,079,023)
Total stockholders’ equity	1,889,843	1,724,436

	$2,362,322	$2,100,243

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2016	2015

REVENUE
Investment management fees	$244,379	$229,986
Service income	517,961	387,243
Commissions	9,156	10,664
Rental income	1,500	–
Total revenue	772,996	627,893

OPERATING EXPENSES
Cost of services	20,258	17,331
Professional services	270,093	342,766
Depreciation and amortization	24,677	39,166
General and administrative	121,826	58,990
Management fees - related party	53,000	63,333
Marketing	101,878	115,500
Salaries and wages	377,720	415,230
Total operating expenses	969,452	1,052,316

Net operating loss	(196,456)	(424,423)

OTHER INCOME (EXPENSE)
Other income (expense)	191	(600)
Interest expense	(12,002)	(2,555)
Total other (expense) income	(11,811)	(3,155)

NET LOSS	$(208,267)	$(427,577)

LOSSES PER SHARE - Basic and Diluted	$(0.01)	$(0.02)

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,267)	$(427,577)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24,677	39,166
Write off of fixed assets	–	15,787
Services provided to relieve accounts receivable - other	–	(23,983)
Changes in operating assets and liabilities, net of effects of purchase of subsidiaries
Trade accounts receivable	(7,963)	(13,522)
Accounts receivable - related party	2,303	28,519
Prepaid expenses	231	(40,307)
Accounts payable - trade	9,374	(20,356)
Accounts payable - related party	–	(2,300)
Accrued expenses	4,093	44,193
Deferred revenue	18,976	25,000
Net cash used in operating activities	(156,576)	(375,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	–	(15,787)
Deposit for future acquisition	–	35,000
Purchases of trademarks	–	(79)
Net cash provided by investing activities	–	19,135

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	100,000	24,391
Payments on line of credit	(11,563)	–
Payments on note payable	(534)	–
Proceeds from the sale of common stock	350,000	175,000
Net cash provided by financing activities	437,903	199,391

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	281,327	(156,855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,803	801,542

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$414,130	$644,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,003	$2,555
Taxes	$–	$–

Non-cash activities:
Common stock issued upon acquisition of: Tax Coach Software, LLC (Note 9)	$–	$1,904,620
Net assets (liabilities) assumed for purchase of: Tax Coach Software, LLC (Note 9)	$–	$809,918
Settlement of payables owed by legacy Pacific Oil Company Stockholders	$23,674	$–

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

On September 30, 2016, Financial Gravity Holdings entered into a reverse merger transaction with Pacific Oil Company (the “Merger”). Pacific Oil Company was incorporated in Nevada on December 5, 2005 as Kat Racing, Inc. On January 4, 2013, the Articles of Incorporation were amended to change the name of the Company to Prairie West Oil & Gas, Ltd. On July 26, 2013, the Articles of Incorporation were amended to change the name of the company to Pacific Oil Company. On October 31, 2016, following the Merger, the Articles of Incorporation were amended to change the name of the Company to Financial Gravity Companies, Inc. On the effective date of the Merger, the business of Financial Gravity Holdings became the only business of Pacific Oil Company (currently named Financial Gravity Companies, Inc.).

Financial Gravity Holdings is now a subsidiary of the Company. Financial Gravity Holdings, Inc. (“FGH”) was established on September 29, 2014 to engage in the acquisition and integration of financial and other businesses which will deliver a wide range of accounting, tax planning and management services to high net worth individuals and businesses in the Dallas/Fort Worth region, with further expansion into other markets in accordance with its long-term growth rate and strategic business plan.

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

Financial Gravity Ventures, LLC. (“FGV”) formerly Cloud9 Accelerator, LLC was acquired by Cloud9 Holdings Company effective December 31, 2014 and holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure. FGV does not have any financial activity through December 31, 2016.

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

Tax Coach Software, LLC, an Ohio limited liability company (“TCS”), was acquired effective October 1, 2015. The purchase was made by FGH. Located in Cincinnati, Ohio, TCS provides three primary services including monthly subscriptions to the “Tax Coach” software system, coaching and email marketing services.

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

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded as of December 31, 2016 and September 30, 2016.

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

Customer Relationships

The customer relationships acquired as part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase (see Note 9). The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the quarters ended December 31, 2016 and 2015, the Company recorded amortization expense of $2,806, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2016 was $14,031 and $11,225 at September 30, 2016.

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase (see Note 9). The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the quarters ended December 31, 2016 and 2015, the Company recorded amortization expense of $16,410 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2016 was $82,048 and $65,638 at September 30, 2016.

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase (see Note 9). Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of December 31, 2016.

Prospect List

The prospect list acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $53,800, the value attributed to such list on the date of the purchase (see Note 9). The prospect list is being amortized on a straight-line basis over a one-year estimated life. During the year ended September 30, 2016, the Company recorded the full amortization expense of $53,800 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 31, 2016 was $53,800.

Non-compete Agreements

Non-compete agreements entered into as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase (see Note 9). The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the quarters ended December 31, 2016 and 2015, the Company recorded amortization expense of $1,315 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2016 was $6,575 and $5,260 at September 30, 2016.

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheet to be impaired as of December 31, 2016.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheet to be impaired as of December 31, 2016, and September 30, 2016. However, goodwill attributed to Cloud9 and MDP was deemed to be impaired during the year ended September 30, 2016 as the assumptions for what those entities would be used for at acquisition had significantly changed and the valuation of those entities during the year did not support the goodwill at acquisition.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of December 31, 2016 and September 30, 2016.

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

Losses Per Share

Basic earnings per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,037,900 and 31,601,977 for the quarters ended December 31, 2016 and 2015, respectively.

For the quarters ended December 31, 2016 and 2015, approximately 2,350,346 and 1,395,996 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. The diluted shares for December 31, 2016 include 150,000 warrants and 2,200,346 in options.

Revenue Recognition

FG Wealth generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments.

FG Tax and MDP generate service income from consulting and other professional services performed.

Commission revenue is derived from the sale of annuities and premiums on life insurance policies held by third parties. The revenue is recognized at the time the policy is issued.

Revenue represents gross billings less discounts, and is calculated net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Tax Coach Software has 3 types of services that are charged and collected on a month to month subscription basis (Tax Coach basic membership, All-Stars coaching, and Wire Service weekly broadcast email).  None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee.  Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made.  Members are not entitled to refunds for unused memberships.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense was $101,878 and $115,500 for the quarters ended December 31, 2016 and 2015, respectively.

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

Adjustments

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected in the financial statements.

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

Future Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The ASU also conforms ASC 323-740-S99-2, which describes the SEC staff’s views on accounting for investments in qualified affordable housing projects, to the guidance issued in ASU 2014-01. The staff announced the change at the November 2016 EITF meeting.

In April 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, part of the FASB’s simplification initiative. ASU 2015-15 requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-15 does not impact the recognition and measurement guidance for debt issuance costs. ASU 2015--15 is effective for fiscal years beginning after December 15, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, part of the FASB’s simplification initiative. ASU 2015-17 requires companies to classify deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2018.

In February 2016, the FASB issued ASU Update No. 2016-02 Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for the years beginning after December 15, 2018 and for all periods presented. Early application of the amendments in this ASU is permitted. The Company does not expect any significant financial impact to the financials statements upon adoption of this standard.

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

In March 2016, the FASB issued ASU Update No. 2016-08, Revenue From Contracts with Customers (Topic 606). The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the criteria in determining a principal versus agent relationship. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures. The Company does not expect any significant financial impact to the financials statements upon adoption of this standard.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 and September 30, 2016:

	Estimated Service Lives	December 31,	September 30,
Furniture and fixtures	5 years	$6,994	$6,994
Internally developed software	10 years	152,000	152,000
		158,994	158,994
Less accumulated depreciation and amortization		22,061	17,914
		$136,933	$141,080

Depreciation expense was $4,146 and $5,186 during the quarters ended December 31, 2016 and 2015, respectively.

3.	TRADEMARKS

Trademarks consist of the following:

Trademarks at September 30, 2015	$20,174
Trademarks purchased at cost	2,418
Trademarks at September 30, 2016	22,592
Trademarks purchased at cost	–
Trademarks at December 31, 2016	$22,592

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $19,198 and $19,732 at December 31, and September 30, 2016, respectively.

5.	NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2017, is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $93,097 and $93,397 at December 31, 2016 and September 30, 2016, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2016 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $88,737 and $0 at December 31, and September 30, 2016, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, and September 30, 2016:

	December 31,	September 30,
Accrued payroll	$49,025	$44,327
Accrued operating expenses	58,472	59,077
Deferred rent	250	250
	$107,747	$103,654

7.	INCOME TAXES

For the three months ended December 31, 2016 and 2015, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at December 31, and September 30, 2016:

	December 31,	September 30,
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,150,551	$924,304

Net non-current deferred tax liabilities:
Intangible assets	30,787	109,471

Net	1,119,764	814,833
Less valuation allowance	(1,119,764)	(814,833)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the quarters ended December 31, 2016 and 2015 was $22,201 and $20,236, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of December 31, 2016 are as follows:

2017	$61,938
2018	68,400
2019	5,700
$136,038

Contingencies

Under the terms of the TCS purchase agreement, the common stock issued has been placed in escrow. The sellers maintain the right to unwind this transaction under certain conditions (see Note 9).

Pacific Oil Company has outstanding payables that the previous owners are in process of liquidating. These liabilities have been recorded but are expected to be settled by the previous owners. However, shares of the Company are being held in escrow to cover the chance that these liabilities will ultimately have to be settled by the Company.

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

Business Acquisition – Cloud9

Effective December 31, 2014, the Company completed the acquisition of Cloud9, a business consulting firm located in Allen, Texas. Under the terms of the acquisition, the Company acquired 100% of Cloud9’s stock in a stock exchange. Total stock exchanged during the year ended September 30, 2015, was approximately 1,314,477 shares, at par value of $0.001 per share (as adjusted after the 3 to 1 split), from the Company for all 40,000,000 shares of Cloud9. Goodwill, as a result of this acquisition, is not deductible for tax purposes.

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

Business Acquisition – Business Legacy, Inc. and Pollock Advisory Group, Inc.

Effective January 1, 2015 Financial Gravity Operations, Inc. completed the acquisition of Business Legacy, Inc. and Pollock Advisory Group, Inc., related financial services firms located in Allen, Texas. Under the terms of the acquisition, the Company acquired 100% of the stock of Business Legacy, Inc. and Pollock Advisory Group, Inc., wholly-owned entities of the majority stockholder of Financial Gravity Holdings, Inc. for no cost.

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

Business Acquisition – Tax Coach Software, Inc.

Effective October 1, 2015, the Company completed the acquisition of Tax Coach Software, LLC, an Ohio limited liability company (“Tax Coach Software”). The purchase was made by Financial Gravity Holdings, Inc. Under the terms of the acquisition, the Company acquired 100% of Tax Coach Software’s membership interests, for shares of common stock of the Company. The total number of shares of common stock issued to the owners of Tax Coach Software was 6,000,000 shares (as amended), at par value of $0.00001 per share, in exchange for 100% of the membership interests of Tax Coach Software. Goodwill, as a result of this acquisition, is not deductible for tax purposes.

Certificates representing the shares of common stock which served as the purchase price, were required to be deposited in escrow as of the effective date of the acquisition. As part of the purchase agreement documentation, the Sellers maintained the right to unwind the transaction under certain conditions as described. The Sellers also retained all rights as shareholders while shares were held in escrow, including the right to vote. Under the escrow agreement, if the average daily closing price of the shares for any continuous 10-day trading period equals or exceeds $1.00 during the thirty-six months following October 28, 2015, the Company had the right to cause the shares deposited in escrow to be distributed to the Sellers, terminating any right to unwind the transaction. If the shares did not trade as to provide a closing price during the thirty-six months following October 28, 2015 or if the average daily closing price of the shares for any continuous 10-day trading period failed to equal or exceed $1.00 during the thirty-six months following October 28, 2015, then no later than five days following the conclusion of the thirty-six month period, the Sellers would have the right to unwind the acquisition of Tax Coach Software by the Company and the Company would immediately transfer the ownership of Tax Coach Software back to the Sellers in exchange for the return of common stock issued during the acquisition. The closing price was defined as the last closing trade price for the shares on an electronic bulletin board as reported by Bloomberg or on the NASDAQ Capital Market or the highest bid price as reported on “pink sheets” by Pink Sheets LLC (formerly the National Quotation Bureau, Inc.). If listed for trading on the American or New York Stock Exchange during the thirty-six months following October 28, 2015 it will be deemed to meet the $1.00 benchmark.

On November 11, 2016, the parties to the escrow agreement agreed (in a Company Distribution Notice) that the average daily closing price of the shares had exceeded the $1.00 threshold and accordingly, the shares were released from escrow and the right to unwind the Tax Coach Software acquisition transaction terminated.

Three employment agreements were entered into as a condition to the acquisition. Each agreement has an effective date as of November 1, 2015 and is effective for a period of three years. Two employment agreements include a base salary of $42,000 per year, per employee. These same two agreements, include a bonus that is calculated, for each employee, as the sum of 40% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 20% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. One employment agreement includes a base salary of $60,000 per year. This same agreement, includes a bonus that is calculated as the sum of 20% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 10% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. Gross profit is determined in accordance with generally acceptable accounting principles, net of other amounts paid under employment and consulting agreements. The agreements also include certain termination and non-compete clauses. Compensation during the month of October 2015 to be paid to the three employees totals an aggregate amount of $49,150.

In addition to the referenced employment agreements, three consulting agreements were entered into as a condition to the acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $444,650 in professional fees were paid under these three agreements in the year ended September 30, 2016.

Tax Coach Software, located in Cincinnati, Ohio, provides three primary services including monthly subscription revenue from the “Tax Coach” software system, coaching revenue and email marketing services for customers.

The transaction resulted in a fair value of the acquisition of $1,094,702 as follows:

Common stock issued in stock exchange at a value of $0.25 per share (as amended)	$1,500,020
Additional paid in capital for the escrow agreement provision	404,600
Total value of the goodwill generated on acquisition	1,904,620

Intangible assets acquired	(719,400)
Net tangible assets acquired	(90,518)
Total assets acquired	(809,918)

Total fair value of acquisition	$1,094,702

The intangible assets were as follows:

Customer relationships	$44,900
Proprietary content	525,100
Trade name	69,300
Prospect list	53,800
Non-compete agreements	26,300
Total intangible assets	$719,400

The tangible assets acquired and liabilities assumed were as follows:

Assets acquired:
Cash	$57,025
Accounts receivable	15,476
Accounts receivable - other	5,408
Internally developed software	152,000
Total tangible assets	229,909

Liabilities assumed:
Accrued expenses	69,485
Note payable	69,906
Total liabilities	139,391

Net acquired assets	$90,518

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

Warrants

As part of the sale of common shares starting October 2016, the Company granted to investors who invest at value of $100,000 or above common stock purchase warrants (the “Warrants”). In the quarter ended December 31, 2016 there were three individual investments of $100,000 for which the Company issued warrants for the purchase of 75,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1-year term and an additional 75,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. However, the Company determined that these warrants should be accounted for as equity and as such no determination of fair value was necessary.

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

During the quarter ended December 31, 2016, Financial Gravity Holdings has sold 350,000 shares of common stock for $350,000.

Stock Split, Financial Gravity Holdings

Effective October 20, 2015, Financial Gravity Holdings declared a three for one stock split of its common stock. Upon the stock split, every one share of common stock issued and outstanding was automatically reclassified and converted into three shares of common stock. The common stock retained a par value of $0.00001 per share.

11.	STOCK OPTION PLAN

Effective February 27, 2015, the Company established the 2015 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 9,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 27, 2017.

Effective November 22, 2016, the Company established the 2016 Stock Option Plan (the “2016 Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the 2016 Plan is 20,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. No option may be issued under the Plan after ten years from the date of adoption of the 2016 Plan.

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2015	1,500,996	$7,359	$0.33
Granted	1,024,400	$19,677	1.00	108 months
Exercised	–	–	–	–
Canceled or expired	325,050	$4,907	0.33	–
Outstanding - September 30, 2016	2,200,346	$22,129	0.64	106 months
Granted	12,000	$11,532
Exercised	–	–
Canceled or expired	–	–
Outstanding - December 31, 2016	2,212,346	$33,661

Exercisable - December 31, 2016	2,200,346		0.64	103 months

All outstanding stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Total compensation expense of $22,129 for these options was included in salaries and wages in the year ended September 30, 2016.

There were 12,000 stock options granted from the 2016 stock option plan in December 2016. The unamortized value of these stock options is $11,532 at December 31, 2016.

12.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $2,203 and $4,506 as of December 31, and September 30, 2016, respectively.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statement of operations were $53,000 and $63,333 for quarters ended December 31, 2016, and 2015, respectively.

A board member who is also a stockholder provided services to the Company. Expenses for these services totaled $15,000 and $15,000 for the quarters ended December 31, 2016, and 2015, respectively, and were included as general and administrative expenses in the accompanying consolidated statement of operations.

Included in professional fees were consulting fees paid to a related party as a condition to the TCS acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $116,100 and $73,000 in professional fees were paid under these 3 agreements for the three months ended December 31, 2016 and December 31, 2015, respectively.

13.	SUBSEQUENT EVENTS

The Company has issued 100,000 common shares issued subsequent to December 31, 2016 for $100,000, along with these common stock sales the Company has issued 50,000 warrants exercisable for $68,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. See the sections entitled “Risk Factors” below.

Plan of Operations

Financial Gravity Companies, Inc. (“Financial Gravity”, “We” or the “Company”), based in Allen, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high net worth individuals. The Company’s services are focused on helping clients make more money and build wealth, most often with tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to make a number of acquisitions. The primary acquisition targets currently include accounting, bookkeeping, and financial advisory firms. In fiscal year 2015 the Company acquired two firms: Cloud9 Holdings Company (and its subsidiary Cloud9b2b) which was renamed Financial Gravity Business and Sash Corporation, doing business as Metro Data Processing (a Tulsa, OK payroll processor). In fiscal year 2016 the Company acquired Tax Coach Software LLC. The Company is actively identifying additional potential acquisition candidates to fuel more rapid growth.

Financial Gravity’s Subsidiaries:

Financial Gravity Operations, Inc.

This entity was created to raise capital to take the company public, and will be eliminated now that the public transaction is complete. This entity integrates the delivery of Financial Gravity Tax, Business, and Wealth Solutions to our growing customer base around the country. This integration, impossible to do for the small business marketplace until now, is what sets Financial Gravity apart from our peers. This integration will now be handled by Financial Gravity Companies, Inc.

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

The second step is to use the client’s custom Tax Blueprint® to build that business entity and documentation that captures the identified savings. This is called the Tax Operating System® (TOS). This process is repeated as required and tuned for optimal efficiency thus ensuring that the client receives the best service and optimal solutions in the phases of the business cycle during the year. Clients continue to pay a monthly or weekly subscription fee as part of their TOS service for ongoing tax planning, tax return preparation, payroll and bookkeeping services.

This business unit promises clients they’ll pay the lowest legal, moral and ethical taxes possible. Tax savings is the “tip of the spear” in all our offerings. No company has ever successfully married tax, wealth and business solutions together for Small Business Owners (SBOs) and high net worth individuals. Powered by our no-risk “2x Promise” (we guarantee to find double our initial fee in tax savings), clients are quick to sign up for proactive tax planning. Lowering their personal taxes then fuels insurance, wealth and business services sales. These multi-tiered sales provide a 4-8 times multiple to a typical accounting or bookkeeping practice.

SBO’s look for two things from a typical CPA and bookkeeping firm: (1) Lower personal income taxes: and (2) Numbers that help them run/grow their business better. There is no national firm that provides these two services at any level. Our tax planning sets us apart from typical accounting and tax preparation firms. We look forward to setting up a client’s business to be tax efficient. The typical service model employed by CPA firms is oriented more toward compliance, which is the recording of historical data. These providers work on historical records instead of looking forward to proactively plan. SBOs are growing more and more frustrated with accountants who “put numbers in boxes” when what’s truly needed is a partner to help advise them in how to be more efficient in their business. Many SBOs can’t read a P/L or Balance Sheet and even when they can, the data is often too old to act on. As technology speeds up the pace of business, real time data is becoming more important. Most CPAs don’t even calculate tax savings for their clients, as asking CPA’s to produce unique data to each client is outside the factory mentality of the profession. Our average tax savings is over $20,000 per year per business owner. Financial Gravity Tax is pursuing several M&A and/or partnership opportunities to deliver on the product Bookkeeping with Purpose®, that will help deliver the promised tax savings and producer actionable real time data.

Financial Gravity Wealth

After saving thousands in taxes, clients are happy to trust us with the management of their wealth, especially when treated to a different wealth management experience. Financial Gravity Wealth is a Registered Investment Advisory (RIA) firm. An RIA is an advisor or firm engaged in financial planning and wealth management business and is registered either with the Securities and Exchange Commission (SEC) or state securities authorities. An RIA has a fiduciary duty to his or her clients, which means that he or she has a fundamental obligation to provide suitable investment advice and always act in the clients' best interests.

The Department of Labor’s Fiduciary Rule is a new ruling, scheduled to be phased in April 10, 2017 – Jan. 1, 2018, that will automatically elevate all financial professionals who work with retirement plans or provide retirement planning advice to the level of a fiduciary, bound legally and ethically to meet the standards of that status. While the status of this rule is uncertain following the election, we are positioned to do what we have always done, control advisor fees and reduce one of the biggest “fees” in a mutual fund and ETF portfolio, which is “tax friction”. These taxes erode about 1% per year in performance.

Only 5% of all financial planners are RIAs. The advantage of the RIA model is lower cost to the client. Also, since RIAs are not compensated by commissions on financial products, their advice is considered less biased and more accurate. Coupled with tax savings, our status as an RIA makes our firm very attractive to the most profitable clients.

Financial Gravity Business

The complexity of Advanced Tax Planning next fuels Financial Gravity Business services. The first product that was developed with a partner is Advisor Architect. This product is designed to help financial advisors and accountants run their businesses better. We intend to test the service offering / coaching program with the first two markets where we have the most experience and then roll out the service offering to other industries at a later date. Clients spend some of their tax savings from Financial Gravity Tax planning for these services, rendering them “cost neutral”.

We have also developed our Partner Programs that teach financial advisors how to serve an underserved community, the Small Business Owner. Financial Gravity Business is the only non-product centric business system for financial advisors that helps them serve the needs of the small business owner without needing to sell a financial services product like a life insurance policy or a 401(k) plan.

To broaden the skillset of CPAs, we have created the Certified Tax Master® designation and partner program for CPA’s and Enrolled Agents (“EA’s”). We expect to roll out this program in early 2017. To our knowledge, there is no program offering like this of its kind available elsewhere. This program was created in Financial Gravity Business, but will be sold and build revenue in the Tax Coach Software platform.

Financial Gravity Ventures

This entity in our corporate family employs our M&A strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several acquisition opportunities.

Tax Coach Software

Tax Coach Software (TCS) was a key acquisition in fiscal year 2016. TCS supports over 550 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. Not only did this acquisition bring high-end tax planning to Financial Gravity, but the TCS customer base adds significant business development opportunities for Financial Gravity Wealth. We developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016.

Sash Corporation

Sash Corporation dba Metro Data Processing, based in Tulsa, OK was the Company’s first acquisition. The Company has been a fixture in payroll processing in the Tulsa area for years and should prove to be a compelling storefront to begin selling additional tax services.

We go to market primarily via Financial Advisors and accountants. Our Partner Program is proven to provide financial professionals with recognized trademarked service offerings, business support, and marketing materials. These trademarks/servicemarks include Financial Gravity®, Tax Blueprint®, Tax Operating System®, Bookkeeping with Purpose®, Diversity Trinity®, Investor Peace University®, Factor Based Investing™, Fractional Family Office®, TaxCoach™, and Certified Business Strategist™ offerings, allowing financial professionals in our Partner Program to add additional value to their clients and their business.

Over the past few years the Company has undertaken significant effort, and invested considerable capital, in order to attract and maintain a qualified and capable staff, develop proprietary solutions, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. Given the short time frame this current market opportunity has existed and due to the complexity of the model we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015

Revenues

For the quarter ended December 31, 2016, revenue increased $145,703 or 23.2% to $772,996 from $627,983 for the quarter ended December 31, 2015. The increase in revenue reflects increase in service income, primarily due to significant growth in partner programs, which resulted in an increase in customer sales. Revenues from Financial Gravity Tax alone increased by more than 31%.

Operating Expenses

Professional services expenses include merger costs, legal expense, professional fees, contract labor, business consulting, computer and internet expense, and earnest money forfeited. Professional services expenses decreased $72,673 or 21.2% to $270,093 for the quarter ended December 31, 2016 from $342,766 for the quarter ended December 31, 2015. This decrease is primarily due to the expense in 2015 of $50,000 of forfeited earnest money from an acquisition that was not closed.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $14,489 to $24,677 for the quarter ended December 31, 2016 from $39,166 for the quarter ended December 31, 2015. The decrease is primarily due to the fact that the Tax Coach Software prospect list was fully amortized by September 30, 2016.

General and administrative expenses increased $62,836 or 106.5% to $121,826 for the quarter ended December 31, 2016 from $58,990 for the quarter ended December 31, 2015. The increase is primarily due to an increase in costs associated with the growth of the partner program.

Management fees – related party expenses decreased $10,333 or 16.3% to $53,000 for the quarter ended December 31, 2016 from $63,333 for the quarter ended December 31, 2015. During the year ended September 30, 2015, the Company entered into a consulting agreement with BW3, LLC, which is owned by John Pollock. BW3, LLC services includes (but are not limited to) the provision of weekly podcasts, radio interviews, public speaking, conference contribution, biweekly blogs, content for the newsletters, and other services. The variance is primarily because an additional $10,000 in fees were paid during the quarter ended December 31, 2015.

Marketing expenses decreased $13,622 or 11.8% to $101,878 for the quarter ended December 31, 2016 from $115,500 for the quarter ended December 31, 2015. Marketing activity remained relatively stable from first quarter of fiscal 2016 to first quarter of fiscal 2017.

Salaries and wages expenses decreased $37,510 or 9.0% to $377,720 for the quarter ended December 31, 2016 from $415,230 for the quarter ended December 31, 2015. Salaries and wages remained relatively stable from first quarter of fiscal 2016 to first quarter of fiscal 2017.

The Company experienced an increase in its bottom line of $219,310 or 51.3% to a net loss of $208,267 for the quarter ended December 31, 2016 from a net loss of $427,577 for the quarter ended December 31, 2015, primarily attributable to the reasons noted above.

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

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 0.70% thru 0.94% in 2016 and 2015, dividend yield of 0%, expected life of 2 years and volatility of 1.00.

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and cash equivalents of $414,130. The increase of $281,327 in cash and cash equivalents from December 31, 2015 was due to net cash used in operating activities of $156,576, offset by net cash provided by financing activities of $437,903.

Net cash used in operating activities was $156,576 for the three months ended December 31, 2016, compared to $375,381 net cash used in operating activities for the three months ended December 31, 2015. The net cash used in operating activities for the quarter ended December 31, 2016 was due to net loss of $208,267, adjusted primarily by the following: (1) increases in depreciation and amortization of $24,677, accounts receivable – related party of $2,303, accounts payable – trade of $9,374, accrued expenses of $4,903, and deferred revenue of $18,976, (2) offset by decreases in trade accounts receivable of $7,963.

Net cash provided by financing activities was $437,903 for the three months ended December 31, 2016, compared to net cash provided by financing activities of $199,391 for the three months ended December 31, 2015. Financing activities for the three months ended December 31, 2016 consisted primarily of $350,000 in proceeds from sales of common stock, and $100,000 in borrowings from the line of credit.

As shown below, at December 31, 2016, our contractual cash obligations totaled approximately $337,070, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Line of credit	$19,198	–	–	–	$19,198
Notes payable	181,834	–	–	–	181,834
Operating leases	61,938	74,100	–	–	136,038
Total contractual cash obligations	$262,970	$74,100	$–	$–	$337,070

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance. The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our business is leveraged and, accordingly, is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse effect on our financial condition and ability to continue as a going concern.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, we concluded that, as of the date of the evaluation, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosures. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2016, the Company issued an aggregate of 350,000 shares of its common stock to a number of accredited investors, for an aggregate price of $350,000. The issuance of such shares was delayed beyond December 31, 2016 and, accordingly, in the transfer agent’s records such shares are shown as having been issued post-December 31st.

Also during the quarter ended December 31, 2016, the Company issued 150,000 common stock purchase warrants having an aggregate exercise price of $206,250.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, the Company believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Each investor represented that such investor either (A) is an “accredited investor,” (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the securities, or (C) appointed an appropriate person to act as the investor’s purchaser representative in connection with evaluating the merits and risks of acquiring the securities. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2017	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2017	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	March 13, 2017
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	March 13, 2017
Paul Williams	(principal financial officer)

/s/ Dave Crowley	Director	March 13, 2017
Dave Crowley

/s/ Edward A. Lyon	Director	March 13, 2017
Edward A. Lyon

/s/ George Crumley	Director	March 13, 2017
George Crumley

