Form 10-Q
period 2017-03-31
Financial Gravity Companies, Inc.
filed 2017-05-16
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

469-342-9100

(Issuer Telephone number)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

As of March 31, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $12,111,953 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2017 was 35,487,900.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$399,768	$132,803
Trade accounts receivable	245,745	78,843
Accounts receivable - related party	4,506	4,506
Prepaid expenses	56,982	32,239
Total current assets	707,001	248,391

OTHER ASSETS
Property and equipment, net	134,857	141,080
Investment	10,000	10,000
Customer relationships, net	28,063	33,675
Proprietary content, net	426,644	459,463
Trade name	69,300	69,300
Non-compete agreements, net	18,410	21,040
Trademarks	22,642	22,592
Goodwill	1,094,702	1,094,702

	$2,511,619	$2,100,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$49,956	$27,229
Accrued expenses	100,045	103,654
Deferred revenue	79,988	32,739
Line of credit	18,620	19,732
Notes payable	159,730	93,397
Pre-merger payables	37,691	99,056
Total current liabilities	446,030	375,807

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value	35,488	34,863
Additional paid-in capital	5,454,336	4,768,596
Accumulated deficit	(3,424,235)	(3,079,023)
Total stockholders’ equity	2,065,589	1,724,436

	$2,511,619	$2,100,243

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
REVENUE
Investment management fees	$391,123	$224,718	$635,502	$454,704
Service income	543,199	368,109	1,061,160	755,352
Commissions	31,875	13,366	41,031	24,030
Rental income	1,500	7,000	3,000	6,400
Total revenue	967,697	613,193	1,740,693	1,240,486

OPERATING EXPENSES
Cost of services	20,707	20,036	40,964	37,367
Professional services	359,557	290,682	629,651	633,448
Depreciation and amortization	24,767	38,127	49,444	77,293
General and administrative	154,982	125,428	276,808	184,418
Management fees - related party	50,000	50,000	103,000	113,333
Marketing	74,591	75,964	176,469	191,464
Salaries and wages	403,710	397,266	781,429	812,496
Total operating expenses	1,088,314	997,503	2,057,765	2,049,819

Net operating loss	(120,617)	(384,310)	(317,072)	(809,333)

OTHER INCOME (EXPENSE)
Other income	–	–	191	–
Interest expense	(16,328)	(1,968)	(28,331)	(4,523)
Total other (expense) income	(16,328)	(1,968)	(28,140)	(4,523)

NET LOSS	$(136,945)	$(386,278)	$(345,212)	$(813,856)

EARNINGS PER SHARE - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, (Unaudited)
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(345,212)	$(813,856)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	49,444	77,293
Write off of fixed assets	–	15,787
Services provided to relieve accounts receivable - other	–	(18,869)
Changes in operating assets and liabilities, net of effects of purchase of subsidiaries
Trade accounts receivable	(166,902)	(14,218)
Accounts receivable - related party	–	32,544
Prepaid expenses	(24,742)	(46,094)
Accounts payable - trade	22,727	31,368
Accounts payable - related party	–	(2,300)
Accrued expenses	(3,609)	4,534
Deferred revenue	47,249	12,000
Net cash used in operating activities	(421,045)	(721,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(2,161)	(15,787)
Cash paid for purchase of subsidiary	–	(10,000)
Deposit for future acquisition	–	50,000
Purchases of trademarks	(50)	(79)
Net cash (used in) provided by investing activities	(2,211)	24,134

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	100,000	25,101
Payments on note payable	(33,667)	–
Payments on line of credit	(1,112)	–
Proceeds from the sale of common stock	625,000	217,326
Net cash provided by financing activities	690,221	242,427

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266,965	(455,249)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,803	801,542

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$399,768	$346,293

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,267	$2,555
Taxes	$–	$–

Non-cash activities:
Common stock issued upon acquisition of: Tax Coach Software, LLC (Note 9)	$–	$1,904,620
Net assets (liabilities) assumed for purchase of: Tax Coach Software, LLC (Note 9)	$–	$809,918
Settlement of payables owed by legacy Pacific Oil Company Stockholders	$61,365	$–

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

Financial Gravity Ventures, LLC. (“FGV”) formerly Cloud9 Accelerator, LLC was acquired by Cloud9 Holdings Company effective December 31, 2014 and holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure. FGV does not have any financial activity through March 31, 2017.

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

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded as of March 31, 2017 and September 30, 2016.

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

Customer Relationships

The customer relationships acquired as part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase (see Note 9). The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the three and six months ended March 31, 2017 and 2016, the Company recorded amortization expense of $2,806 and $5,612, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2017 was $16,837 and $11,225 at September 30, 2016.

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase (see Note 9). The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three and six months ended March 31, 2017 and 2016, the Company recorded amortization expense of $16,410 and $32,820, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2017 was $98,456 and $65,637 at September 30, 2016.

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase (see Note 9). Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of March 31, 2017.

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

Non-compete Agreements

Non-compete agreements entered into as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase (see Note 9). The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and six months ended March 31, 2017 and 2016, the Company recorded amortization expense of $1,315 and $2,630, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2017 was $7,890 and $5,260 at September 30, 2016.

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheet to be impaired as of March 31, 2017.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheet to be impaired as of March 31, 2017, and September 30, 2016. However, goodwill attributed to Cloud9 and MDP was deemed to be impaired during the year ended September 30, 2016 as the assumptions for what those entities would be used for at acquisition had significantly changed and the valuation of those entities during the year did not support the goodwill at acquisition.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of March 31, 2017 and September 30, 2016.

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

Losses Per Share

Basic earnings per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 34,886,089 and 34,438,494 for the three months ended March 31, 2017 and 2016, respectively. Average number of common shares were 35,137,625 and 33,208,763 for the six months ended March 31, 2017 and 2016, respectively.

For the three and six months ended March 31, 2017 and 2016, approximately 2,203,813 and 2,420,396 common stock options and warrants, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense was $74,591 and $75,964 for the three months ended March 31, 2017 and 2016, respectively; and $176,469 and $191,464 for the six months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk free rate from 0.97% in 2016 and 1.15% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 1.00.

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

Future Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, part of the FASB’s simplification initiative. ASU 2015-17 requires companies to classify deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2018. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In February 2016, the FASB issued ASU Update No. 2016-02 Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for the years beginning after December 15, 2018 and for all periods presented. Early application of the amendments in this ASU is permitted. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In March 2016, the FASB issued ASU Update No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 is effective for the years beginning after December 15, 2016. Early application of the amendments in this ASU is permitted. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In March 2016, the FASB issued ASU Update No. 2016-08, Revenue From Contracts with Customers (Topic 606). The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the criteria in determining a principal versus agent relationship. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2017 and September 30, 2016:

	Estimated Service Lives	March 31,	September 30,
Furniture and fixtures	5 years	$8,371	$6,994
Internally developed software	10 years	152,000	152,000
		160,371	158,994
Less accumulated depreciation and amortization		25,514	17,914
		$134,857	$141,080

Depreciation expense was $3,800 during each of the three months ended March 31, 2017 and 2016, respectively; and $7,600 during each of the six months ended March 31, 2017 and 2016.

3.	TRADEMARKS

Trademarks consist of the following:

Trademarks at September 30, 2015	$20,174
Trademarks purchased at cost	2,418
Trademarks at September 30, 2016	22,592
Trademarks purchased at cost	50
Trademarks at March 31, 2017	$22,642

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $18,620 and $19,732 at March 31, 2017 and September 30, 2016, respectively.

5.	NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2018, is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $92,798 and $93,397 at March 31, 2017 and September 30, 2016, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2016 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $66,932 and $0 at March 31 2017, and September 30, 2016, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Accrued payroll	$25,816	$44,327
Accrued operating expenses	73,979	59,077
Deferred rent	250	250
	$100,045	$103,654

7.	INCOME TAXES

For the three and six months ended March 31, 2017 and 2016, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,198,482	$924,304

Net non-current deferred tax liabilities:
Intangible assets	11,957	109,471

Net	1,186,525	814,833
Less valuation allowance	(1,186,525)	(814,833)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the three months ended March 31, 2017 and 2016 was $22,887 and $19,481, respectively; and $45,088 and $39,717 for the six months ended March 31, 2017 and 2016, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of March 31, 2017 are as follows:

2017	$34,200
2018	68,400
2019	5,700
$108,300

Contingencies

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

For each of the Company and Financial Gravity Holdings, its subsidiary, no preferred shares are issued or outstanding as of March 31, 2017 and September 30, 2016, respectively.

Warrants

As part of the sale of common shares starting October 2016, the Company granted to investors who invest at value of $100,000 or above common stock purchase warrants (the “Warrants”). In the quarter ended December 31, 2016 there were three individual investments of $100,000 for which the Company issued warrants for the purchase of 75,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1-year term and an additional 75,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term. In the quarter ended March 31, 2017 there were two individual investments of at least $100,000 for which the Company issued warrants for the purchase of 50,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1-year term and an additional 50,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

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

Additional Common Stock Issuances, Financial Gravity Holdings

During the year ended September 30, 2016, one of the founding members of Financial Gravity Holdings forfeited 2,926,294 common shares, in addition to the issuance of shares sold under the PPM and common shares issued in connection with the Tax Coach Software, LLC acquisition.

During the three and six months ended March 31, 2017, Financial Gravity Holdings has sold 275,000 and 625,000, respectively, shares of common stock for $275,000 and $625,000, respectively.

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

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2015	1,500,996	$7,359	$0.33
Granted	1,024,400	$19,677	1.00	105 months
Exercised	–	–	–	–
Canceled or expired	325,050	$4,907	0.33	–
Outstanding - September 30, 2016	2,200,346	$22,129	0.64	103 months
Granted	12,000	$11,532	0.04	117 months
Exercised	–	–
Canceled or expired	–	–
Outstanding - December 31, 2016	2,212,346	$33,661

Exercisable - December 31, 2016	2,200,346		0.64	100 months

Granted	37,600	$–	1.19	119 months
Exercised	–	–	–
Canceled or expired	–	–	–
Outstanding - March 31, 2017	2,249,946	$–

Exercisable - March 31, 2017	2,203,813		0.64	103 months

All outstanding stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Total compensation expense of $22,129 for these options was included in salaries and wages in the year ended September 30, 2016.

There were 37,600 stock options granted from the 2016 stock option plan in the three months ended March 31, 2017. The unamortized value of these stock options is $0. There were 12,000 stock options granted from the 2016 stock option plan in the three months ended December 31, 2016. The unamortized value of these stock options is $11,532 at March 31, 2017.

12.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $4,506 and $4,506 as of March 31, 2017 and September 30, 2016, respectively.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statement of operations were $50,000 and $50,000 for the three months ended March 31, 2017, and 2016, respectively; and $103,000 and $113,333 for the six months ended March 31, 2017, and 2016, respectively.

A board member who is also a stockholder provided services to the Company. Expenses for these services totaled $15,000 and $15,000 for the three months ended March 31, 2017, and 2016, respectively; and $30,000 and $30,000 for the six months ended March 31, 2017, and 2016, respectively, and were included as general and administrative expenses in the accompanying consolidated statement of operations.

Included in professional fees were consulting fees paid to a related party as a condition to the TCS acquisition. Two agreements require certain services at a fixed fee of $16,500 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $109,500 in professional fees were paid under these 3 agreements for each of the three months ended March 31, 2017 and March 31, 2016, respectively. $225,600 in professional fees were paid under these 3 agreements for each of the three months ended March 31, 2017 and March 31, 2016, respectively.

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

To broaden the skillset of CPAs, we have created the Certified Tax Master® designation and partner program for CPA’s and Enrolled Agents (“EA’s”). We will roll out this program in late May 2017. To our knowledge, there is no program offering like this of its kind available elsewhere. This program was created in Financial Gravity Business, but will be sold and build revenue in the Tax Coach Software platform.

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

Results of Operations for the three months and six months ended March 31, 2017 compared to the three months and six months ended March 31, 2016

Revenues

For the three months ended March 31, 2017, revenue increased $354,504 or 57.8% to $967,697 from $613,193 for the three months ended March 31, 2016. For the six months ended March 31, 2017, revenue increased $500,207 or 40.3% to $1,740,693 from $1,240,486 for the six months ended March 31, 2016. The increase in revenue reflects increase in service income, primarily due to significant growth in partner programs, which resulted in an increase in customer sales, and an increase in investment management fees because of significant growth in wealth clients. Revenues from Financial Gravity Tax alone increased by more than 47%, while revenues from Financial Gravity Wealth increased by more than 74%.

Operating Expenses

Cost of services activity remained relatively stable for the three months and six months ended March 31, 2017 and 2016.

Professional services expenses include merger costs, legal expense, professional fees, contract labor, business consulting, computer and internet expense, and earnest money forfeited. Professional services expenses increased $68,875 or 23% to $359,557 for the three months ended March 31, 2017 from $290,682 for the three months ended March 31, 2016. This increase is primarily due to significant grown in our wealth management and partner program which resulted in an increase in commissions paid. Professional services expenses remained consistent for the six months ended March 31, 2017 from the six months ended March 31, 2016.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $13,360 to $24,767 for the three months ended March 31, 2017 from $38,127 for the three months ended March 31, 2016. Depreciation and amortization expenses decreased $27,849 to $49,444 for the six months ended March 31, 2017 from $77,293 for the six months ended March 31, 2016. The decrease is primarily due to the fact that the Tax Coach Software prospect list was fully amortized by September 30, 2016.

General and administrative expenses increased $29,554 or 23.6% to $154,982 for the three months ended March 31, 2017 from $125,428 for the three months ended March 31, 2016. General and administrative expenses increased $92,390 or 50% to $276,808 for the three months ended March 31, 2017 from $184,418 for the three months ended March 31, 2016. The increase is primarily due to an increase in costs associated with the growth of the partner program.

Management fees – related party expenses activity remained relatively stable for the three months and six months ended March 31, 2017 and 2016.

Marketing expenses activity remained relatively stable for the three months and six months ended March 31, 2017 and 2016.

Salaries and wages expenses activity remained relatively stable for the three months and six months ended March 31, 2017 and 2016.

The Company experienced an increase in its bottom line of $249,333 or 64.5% to a net loss of $136,945 for the three months ended March 31, 2017, from a net loss of $386,278 for the three months ended March 31, 2016, and an increase in its bottom line of $468,644 or 57.6% to a net loss of $345,212 for the six months ended March 31, 2017 from a net loss of $813,856 for the six months ended March 31, 2016, primarily attributable to the reasons noted above.

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

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of from 0.97% in 2016 and 1.15% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 1.00.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and cash equivalents of $399,768. The increase of $266,965 in cash and cash equivalents from March 31, 2016 was due to net cash used in operating activities of $421,545, offset by net cash provided by financing activities of $690,721.

Net cash used in operating activities was $420,545 for the six months ended March 31, 2017, compared to $721,811 net cash used in operating activities for the six months ended March 31, 2016. The net cash used in operating activities for the six months ended March 31, 2017 was due to net loss of $345,212, adjusted primarily by the following: (1) increases in depreciation and amortization of $49,444, accounts payable – trade of $22,727, and deferred revenue of $47,249, (2) offset by decreases in trade accounts receivable of $166,902, prepaid expenses of $24,742, and accrued expenses of $3,609.

Net cash used in investing activities was $2,211 for the six months ended March 31, 2017, compared to $24,134 net cash provided by financing activities for the six months ended March 31, 2016. Investing activities for the six months ended March 31, 2017 consisted of purchases of trademarks of $50 and equipment of $2,161.

Net cash provided by financing activities was $690,221 for the six months ended March 31, 2017, compared to net cash provided by financing activities of $242,427 for the six months ended March 31, 2016. Financing activities for the six months ended March 31, 2017 consisted primarily of $625,000 in proceeds from sales of common stock, and $100,000 in proceeds from note payable.

As shown below, at March 31, 2017, our contractual cash obligations totaled approximately $286,650, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Line of credit	$18,620	$–	$–	$–	$18,620
Notes payable	159,730	–	–	–	159,730
Operating leases	34,200	74,100	–	–	108,300
Total contractual cash obligations	$212,550	$74,100	$–	$–	$286,650

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 8 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

Item 2. Defaults Upon Senior Securities

None

Item 3. Mine Safety Disclosures

None

Item 4. Other Information

None

Item 5. Exhibits

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

Date: May 15, 2017	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	May 15, 2017
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	May 15, 2017
Paul Williams	(principal financial officer)

/s/ Dave Crowley	Director	May 15, 2017
Dave Crowley

/s/ Edward A. Lyon	Director	May 15, 2017
Edward A. Lyon

/s/ George Crumley	Director	May 15, 2017
George Crumley

