Form 10-Q
period 2017-06-30
Financial Gravity Companies, Inc.
filed 2017-08-21
CIK 1377167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $12,111,953 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of August 17, 2017 was 35,637,900.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$154,468	$132,803
Trade accounts receivable	145,828	78,843
Accounts receivable - related party	4,506	4,506
Prepaid expenses	58,963	32,239
Total current assets	363,765	248,391

OTHER ASSETS
Property and equipment, net	132,389	141,080
Investment	–	10,000
Customer relationships, net	25,256	33,675
Proprietary content, net	410,235	459,463
Trade name	69,300	69,300
Non-compete agreements, net	17,095	21,040
Trademarks	22,642	22,592
Goodwill	1,094,702	1,094,702

	$2,135,384	$2,100,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$31,432	$27,229
Accrued expenses	131,032	103,654
Deferred revenue	62,887	32,739
Line of credit	18,481	19,732
Notes payable	132,408	93,397
Pre-merger payables	18,846	99,056
Total current liabilities	395,086	375,807

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value	35,538	34,863
Additional paid-in capital	5,504,285	4,768,596
Accumulated deficit	(3,799,525)	(3,079,023)
Total stockholders’ equity	1,740,298	1,724,436

	$2,135,384	$2,100,243

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
		(Unaudited)
	2017	2016	2017	2016

REVENUE
Investment management fees	$277,519	$229,949	$913,022	$684,653
Service income	540,400	450,032	1,601,560	1,205,384
Commissions	–	10,043	41,031	34,073
Rental income	1,500	5,000	4,500	11,400
Total revenue	819,419	695,024	2,560,113	1,935,511

OPERATING EXPENSES
Cost of services	11,919	18,155	52,883	55,522
Professional services	324,296	238,248	953,947	871,696
Depreciation and amortization	24,947	38,127	74,391	115,420
General and administrative	107,669	106,845	384,477	291,263
Management fees - related party	50,000	50,000	153,000	163,333
Marketing	131,508	106,922	307,977	298,385
Salaries and wages	530,125	476,877	1,311,554	1,289,374
Total operating expenses	1,180,464	1,035,174	3,238,229	3,084,993

Net operating loss	(361,045)	(340,149)	(678,116)	(1,149,482)

OTHER INCOME (EXPENSE)
Other income	–	–	191	–
Interest expense	(14,246)	(2,035)	(42,577)	(6,558)
Total other (expense) income	(14,246)	(2,035)	(42,386)	(6,558)

NET LOSS	$(375,291)	$(342,184)	$(720,502)	$(1,156,040)

EARNINGS PER SHARE - Basic and Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.04)

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended June 30, (Unaudited)
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(720,502)	$(1,156,040)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	74,391	115,420
Write off of fixed assets	–	15,787
Stock compensation for services provided by a third party	50,000	–
Services provided to relieve accounts receivable - other	–	(16,430)
Changes in operating assets and liabilities, net of effects of purchase of subsidiaries
Trade accounts receivable	(66,985)	43,876
Accounts receivable - related party	–	32,194
Prepaid expenses	(26,723)	(94,158)
Accounts payable – trade	4,203	(25,226)
Accounts payable - related party	–	(2,300)
Accrued expenses	27,377	(2,435)
Deferred revenue	30,148	45,967
Pre-merger liabilities	(18,845)	–
Net cash used in operating activities	(646,936)	(1,001,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from the sale of investment	10,000	–
Cash paid for purchase of property and equipment	(4,109)	(15,572)
Cash paid for purchase of subsidiary	–	(10,000)
Deposit for future acquisition	–	50,000
Purchases of trademarks	(50)	(1,692)
Net cash provided by investing activities	5,841	22,737

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable	100,000	–
Payments on notes payable	(60,989)	–
Payments on line of credit	(1,251)	20,416
Proceeds from the sale of common stock	625,000	377,715
Net cash provided by financing activities	662,760	398,131

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,665	(580,691)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,803	801,542

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,468	$220,851

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,637	$2,555
Taxes	$–	$–

Non-cash activities:
Common stock issued upon acquisition of: Tax Coach Software, LLC (Note 9)	$–	$1,904,620
Net assets (liabilities) assumed for purchase of: Tax Coach Software, LLC (Note 9)	$–	$809,918
Settlement of payables owed by legacy Pacific Oil Company Stockholders	$61,365	$–

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

Financial Gravity Ventures, LLC. (“FGV”) formerly Cloud9 Accelerator, LLC was acquired by Cloud9 Holdings Company effective December 31, 2014 and holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure. FGV does not have any financial activity through June 30, 2017.

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

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded as of June 30, 2017 and September 30, 2016.

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

Customer Relationships

The customer relationships acquired as part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase (see Note 9). The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the three and nine months ended June 30, 2017 and 2016, the Company recorded amortization expense of $2,806 and $8,418, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2017 was $19,643 and $11,225 at September 30, 2016.

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase (see Note 9). The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three and nine months ended June 30, 2017 and 2016, the Company recorded amortization expense of $16,410 and $49,230, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2017 was $114,866 and $65,637 at September 30, 2016.

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase (see Note 9). Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of June 30, 2017.

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

Non-compete Agreements

Non-compete agreements entered into as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase (see Note 9). The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and nine months ended June 30, 2017 and 2016, the Company recorded amortization expense of $1,315 and $3,945, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2017 was $9,205 and $5,260 at September 30, 2016.

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheet to be impaired as of June 30, 2017.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheet to be impaired as of June 30, 2017, and September 30, 2016. However, goodwill attributed to Cloud9 and MDP was deemed to be impaired during the year ended September 30, 2016 as the assumptions for what those entities would be used for at acquisition had significantly changed and the valuation of those entities during the year did not support the goodwill at acquisition.

The fair values of the assets acquired and liabilities assumed were determined primarily using the income approach, which determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The fair value of relationships was determined by projecting expected cash flows and subtracting the portion of the cash flow derived by the relevant contributory assets.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of June 30, 2017 and September 30, 2016.

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

Losses Per Share

Basic earnings per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 34,973,013 and 31,990,466 for the three months ended June 30, 2017 and 2016, respectively. Average number of common shares were 35,383,552 and 32,913,403 for the nine months ended June 30, 2017 and 2016, respectively.

For the nine months ended June 30, 2017 and 2016, approximately 2,340,171 and 2,200,346 shares of common stock underlying options and warrants, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense was $131,508 and $106,922 for the three months ended June 30, 2017 and 2016, respectively; and $307,977 and $298,385 for the nine months ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate from 0.97% in 2016 and 1.15% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 1.00.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2017 and September 30, 2016:

	Estimated Service Lives	June 30,	September 30,
Furniture and fixtures	5 years	$9,703	$6,994
Internally developed software	10 years	152,000	152,000
		161,703	158,994
Less accumulated depreciation and amortization		29,314	17,914
		$132,389	$141,080

Depreciation expense was $3,800 during each of the three months ended June 30, 2017 and 2016, respectively; and $11,400 during each of the nine months ended June 30, 2017 and 2016.

3.	TRADEMARKS

Trademarks consist of the following:

Trademarks at September 30, 2015	$20,174
Trademarks purchased at cost	2,418
Trademarks at September 30, 2016	22,592
Trademarks purchased at cost	50
Trademarks at June 30, 2017	$22,642

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $18,481 and $19,732 at June 30, 2017 and September 30, 2016, respectively.

5.	NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2018, is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $92,498 and $93,397 at June 30, 2017 and September 30, 2016, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2016 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $39,910 and $0 at June 30 2017, and September 30, 2016, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Accrued payroll	$45,627	$44,327
Accrued operating expenses	85,155	59,077
Deferred rent	250	7
	$131,032	$103,654

7.	INCOME TAXES

For the three and nine months ended June 30, 2017 and 2016, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,336,430	$924,304

Net non-current deferred tax liabilities:
Intangible assets	11,957	109,471

Net	1,324,743	814,833
Less valuation allowance	(1,324,743)	(814,833)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the three months ended June 30, 2017 and 2016 was $22,887 and $19,481, respectively; and $45,088 and $39,717 for the nine months ended June 30, 2017 and 2016, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of June 30, 2017 are as follows:

2017	$17,100
2018	68,400
2019	5,700
$91,200

Contingencies

Prior to the merger, Pacific Oil Company had approximately $75,000 outstanding payables. A stock pledge from prior management has been earmarked to pay down the balance. Management believes the amount is sufficient to pay the balance in full.

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

For each of the Company and Financial Gravity Holdings, its subsidiary, no preferred shares are issued or outstanding as of June 30, 2017 and September 30, 2016, respectively.

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

Additional Common Stock Issuances, Financial Gravity Companies, Inc

On April 1, 2017, the Company entered into an agreement with FMW Media Works Corp (“FMW”), wherein FMW would provide television, production, and media analysis to the Company. The Company issued 50,000 shares of common stock, worth $50,000, to FMW along with $3,500 cash as payment for services. During the nine months ended June 30, 2017, the Company sold 675,000 shares of common stock for $625,000.

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

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2015	1,500,996	$7,359	$0.33
Granted	1,024,400	$19,677	1.00	102 months
Exercised	–	–	–	–
Canceled or expired	325,050	$4,907	0.33	–
Outstanding - September 30, 2016	2,200,346	$22,129	0.64	101 months
Granted	32,000	$11,532	1.94	114 months
Exercised	–	–
Canceled or expired	–	–
Outstanding - December 31, 2016	2,232,346	$33,661

Exercisable - December 31, 2016	2,200,346		0.64	97 months

Granted	37,600	$–	1.19	116 months
Exercised	–	–	–
Canceled or expired	–	–	–
Outstanding - March 31, 2017	2,269,946	$–

Exercisable - March 31, 2017	2,215,379		0.64	100 months

Granted	19,800	$–	1.19	116 months
Exercised	–	–	–
Canceled or expired	37,600	–	1.19
Outstanding - June 30, 2017	2,252,146	$–

Exercisable - June 30, 2017	2,215,171		0.65	100 months

All outstanding stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Total compensation expense of $22,129 for these options was included in salaries and wages in the year ended September 30, 2016.

There were 19,800 stock options granted from the 2016 stock option plan in the three months ended June 30, 2017. There were 37,600 stock options cancelled from the 2016 stock option plan in the three months ended June 30, 2017. The unamortized value of these stock options is $0. There were 32,000 stock options granted from the 2016 stock option plan in the three months ended December 31, 2016. The unamortized value of these stock options is $11,532 at June 30, 2017.

12.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $4,506 and $4,506 as of June 30, 2017 and September 30, 2016, respectively.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statement of operations were $50,000 and $50,000 for the three months ended June 30, 2017, and 2016, respectively; and $153,000 and $163,333 for the nine months ended June 30, 2017, and 2016, respectively.

A board member who is also a stockholder provided services to the Company. Expenses for these services totaled $0 and $15,000 for the three months ended June 30, 2017, and 2016, respectively; and $9,000 and $40,000 for the nine months ended June 30, 2017, and 2016, respectively, and were included as general and administrative expenses in the accompanying consolidated statement of operations.

Included in professional fees were consulting fees paid to a related party as a condition to the TCS acquisition. Two agreements require certain services at a fixed fee of $16,500 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $109,500 in professional fees were paid under these 3 agreements for each of the three months ended June 30, 2017 and June 30, 2016, respectively. $225,600 in professional fees were paid under these 3 agreements for each of the nine months ended June 30, 2017 and June 30, 2016, respectively.

13.	SUBSEQUENT EVENTS

On July 31, 2017, the Company entered into a Promissory Note Payable to Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20%. The note matures on August 16, 2018. Fourly is owned by the majority stockholder of the Company.

On August 9, 2017 the Company entered into a Promissory Note Payable Elmer Fink (“Fink”) in the amount of $100,000. The interest rate on the note is 10%. The note matures July 31, 2020.

Subsequent to June 30, 2017, the Company has issued 100,000 common shares for $100,000. As part of the common stock issuance, the Company has issued 25,000 warrants excisable at an exercise price of $1.25 per share and having a 1-year term, plus an additional 25,000 warrants at an exercise price of $1.50 and having a 2-year term.

Mr. Rick Johnson, Chief Operating Officer of Financial Gravity Companies, Inc., has tendered his resignation effective August 4, 2017.

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

Results of Operations for the three months and nine months ended June 30, 2017 compared to the three months and nine months ended June 30, 2016

Revenues

For the three months ended June 30, 2017, revenue increased $124,395 or 17.9% to $819,419 from $695,024 for the three months ended June 30, 2016. For the nine months ended June 30, 2017, revenue increased $624,602 or 32.3% to $2,560,113 from $1,935,511 for the nine months ended June 30, 2016. The increase in revenue reflects increase in service income, primarily due to significant growth in partner programs, which resulted in an increase in customer sales, and an increase in investment management fees because of significant growth in wealth clients.

Operating Expenses

Cost of services activity remained relatively stable for the three months and nine months ended June 30, 2017 and 2016.

Professional services expenses include merger costs, legal expense, professional fees, contract labor, business consulting, computer and internet expense, and earnest money forfeited. Professional services expenses increased $86,048 or 36.1% to $324,296 for the three months ended June 30, 2017 from $238,248 for the three months ended June 30, 2016. This increase is primarily due to significant growth in our wealth management and partner program, which resulted in an increase in commissions paid. Professional services expenses remained consistent for the nine months ended June 30, 2017 from the nine months ended June 30, 2016.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $13,180 to $24,947 for the three months ended June 30, 2017 from $38,127 for the three months ended June 30, 2016. Depreciation and amortization expenses decreased $41,029 to $74,391 for the nine months ended June 30, 2017 from $115,420 for the nine months ended June 30, 2016. The decrease is primarily due to the fact that the Tax Coach Software prospect list was fully amortized by September 30, 2016.

General and administrative expenses activity remained relatively stable for the three months ended June 30, 2017 and 2016. General and administrative expenses increased $93,214 or 32% to $384,477 for the nine months ended June 30, 2017 from $291,263 for the nine months ended June 30, 2016. The increase is primarily due to an increase in costs associated with the growth of the partner program.

Management fees – related party expenses activity remained relatively stable for the three months and nine months ended June 30, 2017 and 2016.

Marketing expenses activity increased $24,586 or 23% to $131,508 for the three months ended June 30, 2017 from $106,922 for the three months ended June 30, 2016. The increase is primarily due to an increase in expenses related to growing the partner program. Marketing expenses activity remained relatively stable for the nine months ended June 30, 2017 and 2016.

Salaries and wages expenses activity increased $53,248 or 11.2% to $530,125 for the three months ended June 30, 2017 from $476,877 for the three months ended June 30, 2016. The increase is primarily due to an increase in investment management commissions. Salaries and wages expenses activity remained relatively stable for the nine months ended June 30, 2017 and 2016.

The Company experienced a decrease in its bottom line of $33,107 or 9.7% to a net loss of $375,291 for the three months ended June 30, 2017, from a net loss of $342,184 for the three months ended June 30, 2016, and an increase in its bottom line of $435,538 or 37.7% to a net loss of $720,502 for the nine months ended June 30, 2017 from a net loss of $1,156,040 for the nine months ended June 30, 2016, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents of $154,468. The increase of $21,665 in cash and cash equivalents from June 30, 2016 was due to net cash used in operating activities of $648,884, offset by net cash provided by financing activities of $662,760 and net cash provided by investing activities of $7,789.

Net cash used in operating activities was $648,884 for the nine months ended June 30, 2017, compared to $1,005,705 net cash used in operating activities for the nine months ended June 30, 2016. The net cash used in operating activities for the nine months ended June 30, 2017 was due to net loss of $720,502, adjusted primarily by the following: (1) increases in depreciation and amortization of $72,443, stock compensation for services provided by a third party, accounts payable – trade of $4,203, accrued expenses of $27,378, and deferred revenue of $30,148, (2) offset by decreases in trade accounts receivable of $66,985, prepaid expenses of $26,723, and pre-merger liabilities of $18,845.

Net cash provided by investing activities was $7,789 for the nine months ended June 30, 2017, compared to $26,883 of net cash provided by investing activities for the nine months ended June 30, 2016. Investing activities for the nine months ended June 30, 2017 consisted of purchases of trademarks of $50 and equipment of $2,161 offset by cash acquired for the sale of investments of $10,000.

Net cash provided by financing activities was $662,760 for the nine months ended June 30, 2017, compared to net cash provided by financing activities of $398,131 for the nine months ended June 30, 2016. Financing activities for the nine months ended June 30, 2017 consisted primarily of $625,000 in proceeds from sales of common stock, and $100,000 in proceeds from notes payable.

As shown below, at June 30, 2017, our contractual cash obligations totaled approximately $242,089, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Line of credit	$18,481	$–	$–	$–	$18,481
Notes payable	132,408	–	–	–	132,408
Operating leases	17,100	74,100	–	–	91,200
Total contractual cash obligations	$167,989	$74,100	$–	$–	$242,089

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

Item 2. Defaults Upon Senior Securities

None

Item 3. Mine Safety Disclosures

None

Item 4. Other Information

None

Item 5. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2017	By:	/s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2017	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	August 21, 2017
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	August 21, 2017
Paul Williams	(principal financial officer)

/s/ Dave Crowley	Director	August 21, 2017
Dave Crowley

/s/ Edward A. Lyon	Director	August 21, 2017
Edward A. Lyon

/s/ George Crumley	Director	August 21, 2017
George Crumley

