Form 10-K
period 2017-09-30
Financial Gravity Companies, Inc.
filed 2018-02-20
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment of this Form 10-K. [X]

Large Accelerated Filer [_]       Accelerated Filer [_]       Non-Accelerated Filer [_]       Smaller Reporting Company [X]

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

As of March 31, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $37,762,295 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of February 15, 2018 was 35,837,900.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-K

i

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

ii

PART I

Item 1. BUSINESS.

General

Financial Gravity Companies, Inc. (“Financial Gravity” or the “Company”) was incorporated under the laws of the State of Nevada on December 5, 2005. Its principal executive offices are located at 800 N. Watters Rd., Suite 120, Allen, Texas 75013. The Company’s telephone number is 469- 342-9100. The Company’s stock symbol is FGCO.

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

Products and Services

The following outline briefly describes Financial Gravity’s various subsidiaries and the products and services they offer:

Financial Gravity Holdings, Inc. Financial Gravity Holdings engages in the acquisition and integration of financial and other businesses which will deliver a wide range of accounting, tax planning and management services to high net worth individuals and businesses in the Dallas/Fort Worth region.

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

Intellectual Property

Financial Gravity maintains copyrights or trademarks on all of its printed marketing materials, the financialgravity.com website and other web pages, and proprietary software. Financial Gravity’s goal is to preserve its trade secrets and operate without infringing on the proprietary rights of other parties.

To help protect its proprietary know-how, which is not patentable, Financial Gravity currently relies and will in the future rely on trade secret protection and confidentiality agreements to protect its interests. To this end, Financial Gravity requires all its employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to Financial Gravity of the ideas, developments, discoveries and inventions important to its business.

Employees

As of September 30, 2017, the Company had approximately 19 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Legal Proceedings

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of its business or otherwise. A subsidiary of the Company is currently involved in one legal proceeding, the outcome of which will not be material to its ability to operate or market its services, its consolidated financial position, results of operations or cash flows.

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

Item 1A. RISK FACTORS.

The Company’s limited operating history may not serve as an adequate basis to judge its future prospects and results of operations. Financial Gravity has a relatively limited operating history. Its limited operating history and the unpredictability of the wealth management industry make it difficult for investors to evaluate its business. An investor in its securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

The Company will need additional financing to implement its business plan. The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand an already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas in which it operates. In particular, the Company will need additional financing to:

•	Effectuate its business plan and further develop its product and service lines;
•	Expand its facilities, human resources, and infrastructure; and
•	Increase its marketing efforts and lead generation.

There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

The Company’s products and services are subject to changes in applicable laws and regulations. The Company’s business is particularly subject to changing federal and state laws and regulations related to the provision of financial services to consumers. The Company’s continued success depends in part on its ability to anticipate and respond to these changes, and the Company may not be able to respond in a timely or commercially appropriate manner. If the Company fails to adjust its products and services in response to changing legal and/or regulatory requirements, the ability to deliver its products and services may be hindered, which in turn could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company may continue to encounter substantial competition in its business. The Company believes that existing and new competitors will continue to improve their products and services, as well as introduce new products and services with competitive price and performance characteristics. The Company expects that it must continue to innovate, and to invest in product development and productivity improvements, to compete effectively in the several markets in which the Company participates. The Company’s competitors could develop a more efficient product or service or undertake more aggressive and costly marketing campaigns than those implemented by the Company, which could adversely affect the Company’s marketing strategies and have an adverse effect on the Company's business, financial condition and results of operations.

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

The Company may not successfully manage its growth. The Company’s success will depend upon the expansion of its operations and the effective management of its growth, which will place a significant strain on its management and on its administrative, operational and financial resources. To manage this growth, it must expand its facilities, augment its operational, financial and management systems, and hire and train additional qualified personnel. If it is unable to manage its growth effectively, its business would be harmed.

The Company relies on key executive officers, and their knowledge of its business and technical expertise would be difficult to replace. The Company is highly dependent on its executive officers. If one or more of the Company's senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and it may not be able to retain the services of its senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may never pay dividends to its common stockholders. The Company currently intends to retain its future earnings to support operations and to finance expansion; accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future.

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

The Company’s common stock is quoted through the OTC Markets, which may have an unfavorable impact on its stock price and liquidity. The Company’s common stock is quoted on the OTC Markets, which is a significantly more limited market than the New York Stock Exchange or NASDAQ. The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative and volatile.

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

The Company’s common stock is subject to price volatility unrelated to its operations. The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, including market perception of the Company’s ability to achieve its planned growth, operating results of the Company and of other companies in the same industry, trading volume in the Company’s common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company or its competitors.

The Company’s common stock is classified as a “penny stock.” Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that the Company’s common stock will be considered to be a penny stock for the immediately foreseeable future.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 800 N Watters Road, Suite 120, Allen, Texas 75013, where Financial Gravity has 4,015 square feet of office space under lease. Pursuant to an office lease dated December 3, 2013, Financial Gravity is required to make monthly lease payments of $7,689 per month (including operating expenses). The lease expires on October 31, 2018.

Metro Data Processing’s offices are located at 1545 S. Harvard Avenue, Tulsa, Oklahoma 74112, where the company occupies 1,590 square feet of office space under lease. Pursuant to an office lease dated September 10, 2015, Metro Data Processing is required to make monthly lease payments of $1,126 per month (including operating expenses). The lease automatically renews every 12 months.

Tax Coach Software’s offices are located at 2619 Erie Ave., Suite 2D, Cincinnati, Ohio 75208. The company makes monthly lease payments of $1,250 per month (including operating expenses) pursuant to a month to month lease agreement with a 30-day notice to terminate.

Item 3. LEGAL PROCEEDINGS.

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of its business or otherwise. A subsidiary of the Company is currently involved in one legal proceeding, the outcome of which will not be material to its ability to operate or market its services, its consolidated financial position, results of operations or cash flows.

See Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol FGCO. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended September 30, 2016	High	Low
First Quarter	$1.00	$0.02
Second Quarter	$1.00	$0.01
Third Quarter	$1.00	$0.01
Fourth Quarter	$0.01	$0.01

Fiscal Year Ended September 30, 2017	High	Low
First Quarter	$3.34	$0.01
Second Quarter	$2.50	$0.85
Third Quarter	$1.06	$0.08
Fourth Quarter	$1.05	$0.60

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on February 15, 2018 was 1,689.

Dividends

The Company has never paid any cash dividends on its common stock, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended September 30, 2017, the Company issued an additional 725,000 shares of common stock to a number of accredited investors pursuant to the private placement, for an aggregate price of $725,000.

Subsequent to September 30, 2017, an aggregate of 100,000 shares of the Company’s common stock have been sold for $100,000. Additionally, an aggregate of 50,000 warrants to purchase the Company’s common stock have been issued in conjunction with the sale of the Company’s common stock.

Subsequent to September 30, 2017, an aggregate of 372,500 options to purchase the Company’s common stock have been granted.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, the Company believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Each investor represented that such investor either (A) is an “accredited investor,” (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the shares of the Company’s common stock, or (C) appointed an appropriate person to act as the investor’s purchaser representative in connection with evaluating the merits and risks of acquiring the shares of the Company’s common stock. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

The Company’s option grants were effected pursuant to Rule 701 promulgated under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended September 30, 2017 or 2016.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

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

Financial Gravity’s Subsidiaries:

Financial Gravity Holdings, Inc.

This entity was created to engage in the acquisition and integration of financial and other businesses which will deliver a wide range of accounting, tax planning and management services to high net worth individuals and businesses in the Dallas/Fort Worth region, with further expansion into other markets in accordance with its long-term growth rate and strategic business plan.

Financial Gravity Operations, Inc.

This entity was created to raise capital to take the company public, and will be eliminated now that the public transaction is complete. This entity integrates the delivery of Financial Gravity Tax, Business, and Wealth Solutions to its growing customer base around the country. This integration, impossible to do for the small business marketplace until now, is what sets Financial Gravity apart from its peers. This integration will now be handled by Financial Gravity Companies, Inc.

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

This business unit promises clients they’ll pay the lowest legal, moral and ethical taxes possible. Tax savings is the “tip of the spear” in all its offerings. No company has ever successfully married tax, wealth and business solutions together for Small Business Owners (SBOs) and high net worth individuals. Powered by its no-risk “2x Promise” (the Company guarantee’s to find double its initial fee in tax savings), clients are quick to sign up for proactive tax planning. Lowering their personal taxes then fuels insurance, wealth and business services sales. These multi-tiered sales provide a 4-8 times multiple to a typical accounting or bookkeeping practice.

SBO’s look for two things from a typical CPA and bookkeeping firm, (1). Lower personal income taxes; and (2). Numbers that help them run/grow their business better. There is no national firm that provides these two services at any level. Its tax planning sets us apart from typical accounting and tax preparation firms. The Company looks forward to setting up a client’s business to be tax efficient. The typical service model employed by CPA firms is oriented more toward compliance, which is the recording of historical data. These providers work on historical records instead of looking forward to proactively plan. SBOs are growing more and more frustrated with accountants who “put numbers in boxes” when what’s truly needed is a partner to help advise them in how to be more efficient in their business. Many SBOs can’t read a P/L or Balance Sheet and even when they can, the data is often too old to act on. As technology speeds up the pace of business real time data is becoming more important. Most CPAs don’t even calculate tax savings for their clients, as asking CPA’s to produce unique data to each client is outside the factory mentality of the profession. The average tax savings is over $20,000 per year per business owner. Financial Gravity Tax is pursuing several M&A and/or partnership opportunities to deliver on the product Bookkeeping with Purpose®, that will help deliver the promised tax savings and producer actionable real time data.

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

The Department of Labor’s Fiduciary Rule is a new ruling, scheduled to be phased in April 10, 2017 – Jan. 1, 2018, that will automatically elevate all financial professionals who work with retirement plans or provide retirement planning advice to the level of a fiduciary, bound legally and ethically to meet the standards of that status. While the impact of this rule is uncertain, the Company is positioned to do what it have always done, control advisor fees and reduce one of the biggest “fees” in a mutual fund and ETF portfolio, which is “tax friction”. These taxes erode about 1% per year in performance.

Only 5% of all financial planners are RIAs. The advantage of the RIA model is lower cost to the client. Also, since RIAs are not compensated by commissions on financial products, their advice is considered less biased and more accurate. Coupled with tax savings, its status as an RIA makes the Company very attractive to the most profitable clients.

Financial Gravity Business

The complexity of Advanced Tax Planning next fuels Financial Gravity Business services. The first product that was developed with a partner is Advisor Architect. This product is designed to help financial advisors and accountants run their businesses better. The Company intends to test the service offering / coaching program with the first two markets where it has the most experience and then roll out the service offering to other industries at a later date. Clients spend some of their tax savings from Financial Gravity Tax planning for these services, rendering them “cost neutral”.

The Company has also developed its Partner Programs that teach financial advisors how to serve an underserved community, the Small Business Owner. Financial Gravity Business is the only non-product centric business system for financial advisors that helps them serve the needs of the small business owner without needing to sell a financial services product like a life insurance policy or a 401(k) plan.

To broaden the skillset of CPAs, the Company has created the Certified Tax Master® designation and partner program for CPA’s and Enrolled Agents (“EA’s”). To its knowledge, there is no program offering like this of its kind available elsewhere. This program was created in Financial Gravity Business, but will be sold and build revenue in the Tax Coach Software platform.

Financial Gravity Ventures

This entity in the Company’s corporate family employs its M&A strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several acquisition opportunities.

Tax Coach Software

Tax Coach Software (TCS) was a key acquisition in fiscal year 2016. TCS supports over 550 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. Not only did this acquisition bring high-end tax planning to Financial Gravity, but the TCS customer base adds significant business development opportunities for Financial Gravity Wealth. The Company developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016.

Sash Corporation

Sash Corporation dba Metro Data Processing, based in Tulsa, OK was the Company’s first acquisition and Metro Data Processing is based in Tulsa, OK. The Company has been a fixture in payroll processing in the Tulsa area for years and should prove to be a compelling storefront to begin selling additional tax services.

The Company goes to market primarily via Financial Advisors and accountants. Its Partner Program is proven to provide financial professionals with recognized trademarked service offerings, business support, and marketing materials. These trademarks/servicemarks include Financial Gravity®, Tax Blueprint®, Tax Operating System®, Bookkeeping with Purpose®, Diversity Trinity®, Investor Peace University®, Factor Based Investing™, Fractional Family Office®, TaxCoach™, and Certified Business Strategist™ offerings, allowing financial professionals in its Partner Program to add additional value to their clients and their business.

Over the past few years the Company has undertaken significant effort, and invested considerable capital, in order to attract and maintain a qualified and capable staff, develop proprietary solutions, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. Given the short time frame this current market opportunity has existed and due to the complexity of the model, the Company has a significant competitive advantage over others who may try to execute the same business plan.

Significant effort and investment capital has been incurred by the Company over the past few years in order to attract and maintain a qualified and capable staff, develop proprietary solutions, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. Given the short time frame this current market opportunity has existed and due to the complexity of the model, the Company has a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the year ended September 30, 2017 compared to the year ended September 30, 2016

Revenues

For the year ended September 30, 2017, revenue increased $773,500 or 28% to $3,530,499 from $2,756,999 for the year ended September 30, 2016. The increase in revenue reflects increase in service income and investment management fees primarily due to new customer product and service sales and increased assets under management.

Operating Expenses

Cost of services activity remained relatively stable for the years ended September 30, 2017 and 2016.

Professional services expenses include merger costs, legal expense, professional fees, contract labor, business consulting, computer and internet expense, and earnest money forfeited. Professional services expenses decreased $240,104 or 19% to $997,117 for the year ended September 30, 2017 from $1,237,221 for the year ended September 30, 2016. This decrease is primarily attributable to reduced legal fees incurred and reduced merger costs.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $53,803 to $99,744 for the year ended September 30, 2017 from $153,547 for the year ended September 30, 2016. The decrease is primarily due to the fact that the Tax Coach Software prospect list was fully amortized by September 30, 2016.

Impairment of goodwill of $662,967 for the year ended September 30, 2016 was a result of the impairment of goodwill from the acquisitions of Cloud9B2B and MDP.

General and administrative expenses increased $339,944 or 83% to $748,481 for the year ended September 30, 2017 from $408,537 for the year ended September 30, 2016. The increase is primarily due to an increase in costs associated with the growth of the partner program.

Management fees – related party expenses decreased $13,333 or 6.25% to $200,000 for the year ended September 30, 2017 from $213,333 for the year ended September 30, 2016.

Marketing expenses decreased $26,903 or 7% to $375,499 for the year ended September 30, 2017 from $402,402 for the year ended September 30, 2016. During the year ended September 30, 2016, the Company began doing Press Releases and advertising on Facebook. In addition, the Company engaged several consultants to assist leadership and build new business funnels in an effort to continue to grow revenue streams.

Salaries and wages expenses increased $230,848 or 13% to $1,961,126 for the year ended September 30, 2017 from $1,730,278 for the year ended September 30, 2016. During the year ended September 30, 2017, the number of clients increased which resulted in higher commissions paid. Furthermore, commission rates increased in 2016 as sales representatives moved from salary plus commission to 100% commission.

The Company experienced an increase in its bottom line of $1,159,164 or 54% to a net loss of $975,975 for the year ended September 30, 2017 from a net loss of $2,135,139 for the year ended September 30, 2016, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These policies are contained in Note 1 to the consolidated financial statements.

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

Trade accounts receivable are carried at the invoiced amount less estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $17,014 and $-0- as of September 30, 2017 and 2016, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate from 0.85% to 1.41% in 2017 and 0.97% in 2016, dividend yield of 0%, expected life of 2 years and volatility of 43% - 137%.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents of $444,420. The increase of $311,617 in cash and cash equivalents from September 30, 2016 was due to net cash used in operating activities of $745,311, net cash used in investing activities of $1,536 and net cash provided by financing activities of $1,058,464.

Net cash used in operating activities was $745,311 for the year ended September 30, 2017, compared to $1,291,503 net cash used in operating activities for the year ended September 30, 2016. The net cash used in operating activities for the year ended September 30, 2017 was due to net loss of $975,975, adjusted primarily by the following: (1) increases in depreciation and amortization of $99,744, common stock transactions of $163,273, accounts payable – trade of $24,585, accrued expenses of $18,898, and deferred revenue of $62,862, (2) offset by decreases in trade account receivable of $30,952, prepaid expenses of $32,364, and pre-merger payables of $75,382.

Net cash used in investing activities was $1,536 for the year ended September 30, 2017, compared to net cash provided by investing activities of $44,541 for the year ended September 30, 2016. The Company purchased more equipment and trademarks during the year ended September 30, 2017 compared to September 30, 2016, but in 2016, $57,025 of cash was acquired from acquisition of subsidiaries.

Net cash provided by financing activities was $1,058,464 for the year ended September 30, 2017, compared to net cash provided by financing activities of $578,223 for the year ended September 30, 2016. Financing activities for the year ended September 30, 2017 consisted primarily of $725,000 in proceeds from sales of common stock and $450,000 in proceeds from notes payable.

As shown below, at September 30, 2017, its contractual cash obligations totaled approximately $520,693 all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Notes payable	$165,562	$281,031	$–	$–	$446,593
Operating leases	68,400	5,700	–	–	74,100
Total contractual cash obligations	$233,962	$286,731	$–	$–	$520,693

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance. The failure to adequately fund its capital requirements could have a material adverse effect on its business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict its operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company’s business is leveraged and, accordingly, is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse effect on its financial condition and ability to continue as a going concern.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in this report in Part IV, Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Its management, including its chief executive officer and chief financial officer, assessed the effectiveness of its internal control over financial reporting as of September 30, 2017. In making this assessment, its management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management, including its chief executive officer and chief financial officer, has concluded that, as of September 30, 2017, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s management reviewed the results of their assessment with its board of directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2017.

Name	Age	Position with the Company
John Pollock	51	Chairman of the Board, Chief Executive Officer
Paul Williams	61	Vice Chairman of the Board, Chief Financial Officer, Secretary and Treasurer
Dan Sundby	55	President, Chief Sales Officer and Board Member
James F. Reggio	54	Chief Technology Officer and Chief Marketing Officer
Edward A. Lyon	53	Chief Tax Strategist and Board Member
George Crumley	50	Assistant Secretary, Assistant Treasurer and Board Member

John Pollock, 51, has been CEO/Founder of Business Legacy, Inc. since 2002, Pollock Advisory Group since 2007 and he is currently CEO and Chairman of Financial Gravity Companies, Inc. Mr. Pollock’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Has served as CEO and Chairman of Financial Gravity since its inception
•	A seasoned manager

Paul O. Williams, 61, has served on the Company’s Board of Directors and as Vice Chairman of the Board since 2015, and has served as our Chief Financial Officer and Secretary – Treasurer since 2016. He graduated from Austin College in Sherman, Texas in 1978 and the Institute for Organization Management in Washington, DC in 1982. Since 2007, Mr. Williams has served as Chief Executive Officer of Bison Financial Group, Inc., a corporate financial advisory and business development firm serving middle market growth companies. Through Bison Financial Group, Mr. Williams personally provides corporate financial advisory and business development consulting services.

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

Dan Sundby, 55, brings over 30 years of experience in sales, sales management, and sales training. He has built sales teams nationally within the insurance and financial services industries. Dan’s organization was consistently the top producing team with each company he recruited and trained for. Dan also recruited and trained sales teams in the receivables management industry and with a regional home builder with record setting performance in each. Dan is currently serving as President and Chief Sales Officer for Financial Gravity and is responsible for building their nationwide agent team.

James F. Reggio, 54, has been the Company’s Chief Marketing Officer & Chief Technology Officer since January of 2015 when he joined the company via the Cloud9 Holdings acquisition, where he served as CTO beginning in 2013. From 2006 – 2013, Mr. Reggio held various roles with EFA Processing LP, including Chief Technology Officer, Senior Vice President of Technology, and Executive Vice President. Mr. Reggio was principle with Exectech Consulting Services from 2004 – 2006. He served as Chief Information Officer of Affirmative Insurance Holdings, Inc. from 2001 – 2004 and Chief Information Officer of Instant Insurance Holdings, Inc. from 1999 – 2001, as well as Chief Information Officer and Vice President of The St. Paul Specialty Auto Group from 1997 – 1999. Mr. Reggio received his BA in Computer Science from Western Michigan University in 1986, and currently serves as a board member for the Innovate Flower Mound Entrepreneur Center, and is a managing partner in Tri-Liberty LLC and DayOne Consulting LLC.

Edward A. Lyon, 53, has been the Company’s Chief Tax Strategist and a Director since October, 2015. From 2005 until 2015, he was Partner-in-Charge of Content at Tax Coach Software, which he founded in 2005. Mr. Lyon received a B.A. in History from Hamilton College in 1986 and a J.D. from the University of Cincinnati College of Law in 1991. Mr. Lyon’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	The founder of Tax Coach Software, managing the company for 11 years
•	A deep knowledge of accounting and financial services industries
•	A nationally-recognized expert on tax planning
•	The author of 8 books, and has appeared on over 500 radio and television broadcasts to speak about his areas of expertise

George E. Crumley, 50, has been on the Board of Directors since January 2015 and has served as our Assistant Secretary – Assistant Treasurer since October 2017. From 1994 to 2007 he was a practicing litigation attorney with the law firm of Stradley & Wright in Dallas, Texas where he was named partner in 2001. He formed Pittenger, Nuspl & Crumley in 2008 where he continues to practice, advising businesses in matters including formation, contracts, employees, real estate and litigation among other areas of law. He received BA. and J.D. degrees from Baylor University in 1989 and 1993, respectively. Mr. Crumley currently serves on the Board of Directors for Legacy Christian Academy in Frisco, Texas. Mr. Crumley’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	23 years of experience in civil litigation and representing businesses with formation, contracts, lawsuits, employee disputes, real estate, and other matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2017 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2017, or written representations that Form 5 was not required for fiscal year 2017, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive, financial, and accounting officers and is included as an exhibit with this filing.

No Committees of the Board of Directors; No Financial Expert

The Company does not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. Nor does it have an audit committee “financial expert”. At present, its entire Board of Directors acts as its audit committee. None of the members of its Board of Directors meets the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission. It has not retained an audit committee financial expert because it does not believe that it can do so without undue cost and expense. Moreover, it believes that the present members of the Board of Directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2017 and 2016 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2017 and 2016; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2017 and 2016.

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation		Total
John Pollock	2017	$100,000	$–	$–	$–	$200,000	(*)	$300,000
CEO, Principal Executive Officer	2016	100,000	–	–	–	213,333	(*)	313,333

Paul Williams	2017	$96,000	$–	$–	$–	$–		$96,000
CFO, Principal Financial Officer	2016	–	–	–	–	49,000	(***)	49,000

Dan Sundby	2017	$100,000	$–	$–	$19,382	$–		$119,382
President and CSO

Dave Crowley	2016	$100,000	$–	$–	$–	$–		$100,000
President and CSO

Edward A. Lyon	2017	$42,000	$–	$–	$–	$198,000	(**)	$240,000
CTS	2016	42,000	–	–	–	198,000	(**)	240,000

Except as described below, none of the Named Executive Officers has an employment agreement.

Edward A. Lyon, a member of the Board of Directors, is party to an employment agreement with Tax Coach Software, LLC, a subsidiary of the Company. The Agreement was entered into effective November 1, 2015, and provides for Mr. Lyon to serve as General Manager, responsible for supervising the business and affairs of Tax Coach Software. The agreement has a three-year term, which may be extended. The agreement provides for base salary of $42,000 per year, plus bonus. The annual bonus is the sum of the following: (i) for Tax Coach Software revenues in excess of $850,000 and less than $950,000, forty percent (40%) of Tax Coach Software’s gross profit (as determined in accordance with generally acceptable accounting principles, net of amounts paid under employment agreements and consulting agreements), plus (ii) for Tax Coach Software revenues in excess of $950,000, twenty percent (20%) of Tax Coach Software’s gross profit (as determined in accordance with generally acceptable accounting principles, net of amounts paid under employment agreements and consulting agreements).

(*) For Mr. Pollock, the amount shown in the Summary Compensation Table under the heading All Other Compensation represents amounts paid by the Company to a consulting firm owned and controlled by Mr. Pollock, in compensation for services not related to his roles as an officer and director of the Company.

(**) For Mr. Lyon, the amount shown in the Summary Compensation Table under the heading All Other Compensation represents amounts paid by the Company to a consulting firm owned and controlled by Mr. Lyon, in compensation for services not related to his roles as an officer and director of the Company.

(***) For Mr. Williams, the amount shown in the Summary Compensation Table under the heading All Other Compensation represents amounts paid by the Company to a consulting firm owned and controlled by Mr. Williams, in compensation for services not related to his roles as an officer and director of the Company.

Summary Compensation

Except as described above, the Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended September 30, 2017, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any of the Directors or executive officers and none of the Directors or executive officers exercised any stock options or stock appreciation rights. There are no non-equity incentive plan agreements with any of the Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

This section is not applicable to any Named Executive Officer as of September 30, 2017.

Compensation of Directors

This section is not applicable as there was no director compensation for year ended September 30, 2017.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There is no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to the Company’s officers, Directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of September 30, 2017, of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

Beneficial Owner(1)	Amount of Beneficial Ownership (1)	Percentage of Shares
John Pollock (2)	15,037,962	42.1%
Dave Crowley (2)	3,000,000	8.4%
Keith VandeStadt (2, 5)	2,821,500	7.9%
Edward A. Lyon (2)	2,593,500	7.3%
Paul Williams (2)	1,896,414	5.3%
James F. Reggio (2, 3)	778,100	2.1%
Rick Johnson (2, 4)	650,000	1.8%
George Crumley (2)	150,000	*
Directors and executive officers as group (six persons)	23,545,976	65.9%

(1)	except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.
(2)	The address for each such beneficial owner is 800 N. Watters Road, Suite 120, Allen, Texas 75013.
(3)	Includes 180,000 options that vested upon closing of the merger on September 30, 2016.
(4)	Includes 650,000 options that vested upon closing of the merger on September 30, 2016
(5)	Non director or executive officer with more than 5% ownership.

*	indicates an ownership percentage of less than one percent.

Changes in Control

The Company is not aware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

The following table provides information as of the end of the most recently completed fiscal year, with respect to Company compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	A(1)		B	C

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	9,000,000	(2,4)	$0.64	–	(4)
Equity compensation plans not approved by security holders	20,000,000	(3)	0.78	19,383,200	(5)
Total	29,000,000		$0.67	19,383,200

(1)	As consequence of the Merger, outstanding options of the 2015 Plan in the amount of 2,200,346 of the Company’s shares have vested.
(2)	Shares subject to stock options under 2015 Stock Option Plan.
(3)	Shares subject to stock options under 2016 Stock Option Plan.
(4)	The 2015 Stock Option Plan was replaced by the 2016 Stock Option Plan.
(5)	Shares available for grant of stock options to employees, directors and consultants under the 2015 Stock Option Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance. The 2015 Stock Option Plan and the 2016 Stock Option Plan were adopted without approval of Company security holders.

The Company has granted stock options to certain employees and contractors under its 2015 Stock Option Plan, assumed from Financial Gravity Holdings and under its 2016 Stock Option Plan. The Company is authorized to issue an aggregate of 20,000,000 options, of which 19,383,200 remain available for issuance, as non- statutory (non-qualified) stock options, under the 2016 Stock Option Plan. Currently outstanding options under the 2015 and 2016 Stock Option Plans vest over a period of no greater than two years and expire ten years from the grant date.

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

Bison Financial Group, whose Chief Executive Officer is Mr. Paul Williams, has provided corporate financial advisory and business development services to the Company for a flat fee of $3,000 per month. The provision of services provided by Bison Financial Group commenced in 2014, during which time Mr. Williams had no formal affiliation with the Company. During 2015, Mr. Williams was appointed to the board of directors of the Company and consequently became an affiliate of the Company. In 2016, Mr. Williams was appointed as Chief Financial Officer of the Company. The provision of services by Bison Financial Group ceased upon Mr. Williams being appointed as Chief Financial Officer. For the years ended September 30, 2017 and 2016, the Company paid Bison Financial Group for financial advisory and business development services, $0 and $49,000 respectively.

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

TaxTuneup, LLC, which is an entity owned by Mr. Edward A. Lyon, a current director of the Company, received approximately 43% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $864,500. As a consequence of such issuance, Mr. Lyon is the beneficial owner of 7.3% of the Company’s common stock as of September 30, 2017 (after giving effect to the Merger).

Additionally, Van Data, LLC, which is an entity owned Keith VandeStadt, a greater than 5% beneficial shareholder of the Company, received approximately 47% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $940,500. As a consequence of such issuance, Mr. VandeStadt is the beneficial owner of 7.9% of the Company’s common stock as of September 30, 2017 (after giving effect to the Merger).

In the Tax Coach Software Transaction, the shares of Financial Gravity Holdings common stock received by TaxTuneup, LLC (owned by Mr. Lyon), do not include any of the shares of Financial Gravity Holdings common stock received by Van Data, LLC (owned by Mr. VandeStadt). Their respective holdings of Company common stock are completely separated.

During fiscal year 2017 and 2016, the Company paid $198,000 and $218,990, respectively to Van Data, LLC, a consulting firm owned and controlled by Keith VandeStadt, in compensation for maintaining the Tax Coach Software application and data, making enhancements and modifications to software as needed, maintaining server platform and web environment, applying updates to licensed content, and other services agreed upon in writing.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Lane Gorman Trubitt, PLLC and Whitley Penn LLP for professional services rendered for the fiscal years ended September 30, 2017 and 2016, respectively.

Audit Fees. Fees billed for services by Lane Gorman Trubitt, PLLC were $32,536 for fiscal year 2016. Fees billed or remainder to be billed for audit services by Whitley Penn LLP were $126,687 for fiscal year 2017 and $0 for fiscal year 2016. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. None

Tax Fees. Fees billed or remainder to be billed for tax services by Whitley Penn LLP were $11,200 for fiscal year 2017 and $0 for fiscal year 2016

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        Financial Statements and financial statement schedules

(1)	and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)     Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

14.1	Code of Ethics
31.1	Sarbanes-Oxley Section 302(a) Certification of John Pollock
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul Williams
32.1	Sarbanes-Oxley Section 906 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2018	By:	/s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2018	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	February 19, 2018
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	February 19, 2018
Paul Williams	(principal financial officer)

/s/ Dan Sundby	Director	February 19, 2018
Dan Sundby

/s/ Edward A. Lyon	Director	February 19, 2018
Edward A. Lyon

/s/ George Crumley	Director	February 19, 2018
George Crumley

FINANCIAL GRAVITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2017 AND 2016

FINANCIAL GRAVITY COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Financial Gravity Companies, Inc.

We have audited the accompanying consolidated balance sheets of Financial Gravity Companies, Inc. (the “Company”), as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas

February 19, 2018

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30,

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$444,420	$132,803
Trade accounts receivable, net	109,795	78,843
Accounts receivable - related party	4,506	4,506
Prepaid expenses	64,603	32,239
Total current assets	623,324	248,391

OTHER ASSETS
Property and equipment, net	127,503	141,080
Investment	–	10,000
Customer relationships, net	22,450	33,675
Proprietary content, net	393,824	459,463
Trade name	69,300	69,300
Non-compete agreements, net	15,780	21,040
Trademarks	30,085	22,592
Goodwill	1,094,702	1,094,702

TOTAL ASSETS	$2,376,968	$2,100,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	51,814	27,229
Accrued expenses	122,552	103,654
Deferred revenue	95,601	32,739
Line of credit	–	19,732
Notes payable	165,562	93,397
Pre-merger payables	–	99,056
Total current liabilities	435,529	375,807

NOTES PAYABLE	281,031	–

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 35,737,900 shares issued and outstanding as of September 30, 2017 and 34,862,900 shares issued and outstanding as of September 30, 2016	35,738	34,863
Additional paid-in capital	5,679,668	4,768,596
Accumulated deficit	(4,054,998)	(3,079,023)
Total stockholders’ equity	1,660,408	1,724,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,376,968	$2,100,243

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30,

	2017	2016
REVENUE
Investment management fees	$1,279,206	$920,813
Service income	2,195,718	1,750,613
Commissions	50,575	69,073
Rental income	5,000	16,500
Total revenue	3,530,499	2,756,999

OPERATING EXPENSES
Cost of services	73,004	75,378
Professional services	997,117	1,237,221
Depreciation and amortization	99,744	153,547
Impairment of goodwill	–	662,967
General and administrative	748,481	408,537
Management fees - related party	200,000	213,333
Marketing	375,499	402,402
Salaries and wages	1,961,126	1,730,278
Total operating expenses	4,454,971	4,883,663

Net operating loss	(924,472)	(2,126,664)

OTHER EXPENSE
Interest expense	(51,503)	(8,475)
Total other expense	(51,503)	(8,475)

NET LOSS	$(975,975)	$(2,135,139)

LOSS PER SHARE - Basic and Diluted	$(0.03)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2017 and 2016

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2015	28,389,477	$28,389	$2,411,791	$(943,884)	$1,496,296

Common stock issued under a private placement memorandum	785,000	785	534,215	–	535,000

Common stock issued on acquisition of Tax Coach Software, LLC (shares placed in escrow)	6,000,000	6,000	1,898,620	–	1,904,620

Common stock surrendered by former officer	(2,926,294)	(2,926)	2,926	–	–

Common stock held by Pacific Oil Company (reverse merger)	2,614,717	2,615	(101,671)	–	(99,056)

Stock based compensation	–	–	22,715	–	22,715

Net loss	–	–	–	(2,135,139)	(2,135,139)

Balance at September 30, 2016	34,862,900	34,863	4,768,596	(3,079,023)	1,724,436

Common stock issued under a private placement memorandum	725,000	725	724,275	–	725,000

Release of Pacific Oil Company shares for settlement of pre-acquisition liabilities	–	–	23,674	–	23,674

Common stock issued in exchange for services	150,000	150	112,350	–	112,500

Stock based compensation	–	–	50,773	–	50,773

Net loss	–	–	–	(975,975)	(975,975)

Balance at September 30, 2017	35,737,900	$35,738	$5,679,668	$(4,054,998)	$1,660,408

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(975,975)	$(2,135,139)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	99,744	153,547
Impairment of goodwill	–	662,967
Forfeiture of deposit for failed acquisition	–	50,000
Common stock issued in exchange for services	112,500	–
Stock based compensation	50,773	22,715
Changes in operating assets and liabilities, net of effects of purchase of subsidiaries
Trade accounts receivable, net	(30,952)	(22,420)
Accounts receivable - related party	–	30,228
Prepaid expenses	(32,364)	(16,136)
Accounts payable - trade	24,585	(55,474)
Accounts payable - related party	–	(2,300)
Accrued expenses	18,898	(12,230)
Deferred revenue	62,862	32,739
Pre-merger payables	(75,382)	–
Net cash used in operating activities	(745,311)	(1,291,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from the sale of investment	10,000	–
Cash paid for purchase of property and equipment	(4,043)	(65)
Cash acquired upon acquisition of subsidiaries	–	57,025
Payments for purchase of investment	–	(10,000)
Purchases of trademarks	(7,493)	(2,419)
Net cash (used in) provided by investing activities	(1,536)	44,541

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	42,377	24,391
Borrowings from note payable	450,000	26,086
Payments on note payable	(96,804)	(6,354)
Payments on line of credit	(62,109)	(900)
Proceeds from the sale of common stock	725,000	535,000
Net cash provided by financing activities	1,058,464	578,223

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	311,617	(668,739)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132,803	801,542

CASH AND CASH EQUIVALENTS AT END OF YEAR	$444,420	$132,803

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$48,586	$5,921
Taxes	$–	$–

Non-cash activities:
Common stock issued upon acquisition of Tax Coach Software, LLC (Note 9)	$–	$1,904,620
Net assets (liabilities) assumed for purchase of:
Tax Coach Software, LLC (Note 9)	$–	$809,918
Payables owed by Pacific Oil Company	$–	$(99,056)
Equity in escrow to offset payables owed by Pacific Oil Company	$–	$99,056
Settlement of payables owed by legacy Pacific Oil Company Stockholders	$23,674	$–

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) is located in Allen, Texas. The wholly-owned subsidiaries of the organization include: Financial Gravity Holdings, Inc., Financial Gravity Operations, Inc., Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Cloud9 Holdings Company, Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., SASH Corporation (doing business as Metro Data Processing) and Tax Coach Software, LLC.

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

Financial Gravity Business, LLC. (“FGB”) formerly Cloud9b2b, LLC (“Cloud9 B2B”) was acquired by Cloud9 Holdings Company effective December 31, 2014 and provides business consulting services to Small Business Owners that identify ways to leverage a business’ current assets (people, platforms and processes) and reduce exposure to risk, both short-term and long-term, while simplifying the business and increasing profitability. FGB does not have any financial activity through September 30, 2017.

Financial Gravity Ventures, LLC. (“FGV”) formerly Cloud9 Accelerator, LLC was acquired by Cloud9 Holdings Company (Cloud9) effective December 31, 2014 and holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure. FGV did not have any financial activity through September 30, 2017.

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

Financial Gravity Wealth, Inc. (“FG Wealth”) formerly Pollock Advisory Group, Inc., (“PAG”) was acquired by FGO for no cost-effective January 1, 2015 and is a registered investment advisor, located in Allen, Texas. PAG provides asset management services.

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

Basis of Consolidation

The consolidated financial statements include the accounts of FGH, FGO, Cloud9 (from the date of acquisition), including Cloud9B2B and Cloud9 Accelerator, LLC, PAG (from the date of acquisition), BLI (from the date of acquisition), TCS (from the date of acquisition), and MDP (from the date of acquisition), (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $17,014 and $-0- as of September 30, 2017 and 2016, respectively.

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

Customer Relationships

The customer relationships acquired from the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to it on the date of the purchase (see Note 9). The customer relationships are being amortized on a straight-line basis over a four- year estimated life. During the years ended September 30, 2017 and 2016, the Company recorded amortization expense of $11,225 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2017 and 2016 was $22,450 and $11,225, respectively.

Future amortization of customer relationships is estimated to be as follows for the years ended September 30:

2018	$11,225
2019	11,225
$22,450

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase (see Note 9). The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During the years ended September 30, 2017 and 2016, the Company recorded amortization expense of $65,638 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2017 and 2016 was $131,276 and $65,638, respectively.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2018	$65,638
2019	65,638
2020	65,638
2021	65,638
2022	65,638
Thereafter	65,634
$393,824

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to it on the date of the purchase (see Note 9). Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2017 and 2016.

Non-compete Agreements

Non-compete agreements established as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to them on the date of the purchase (see Note 9). The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During the years ended September 30, 2017 and 2016, the Company recorded amortization expense of $5,260 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2017 and 2016 was $10,520 and $5,260, respectively.

Future amortization of the non-compete agreements is estimated to be as follows for the years ended September 30:

2018	$5,260
2019	5,260
2020	5,260
$15,780

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2017 and 2016.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheet to be impaired as of September 30, 2017, and 2016. However, goodwill attributed to Cloud9 and MDP was deemed to be impaired as of September 30, 2016 as that business offering has been discontinued.

The fair values of the assets acquired, and liabilities assumed were determined primarily using the income approach, which determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The fair value of relationships were determined by projecting expected cash flows and subtracting the portion of the cash flow derived by the relevant contributory assets.

The accompanying consolidated balance sheets, consolidated statements of operations, changes in stockholders’ equity and cash flows include the results of operations of the acquired subsidiaries from the date of acquisition.

Goodwill consists of the following:

Goodwill at September 30, 2015	$662,967
Goodwill generated from acquisition of TCS	1,094,702
Impairment of Cloud9	(592,369)
Impairment of MDP	(70,598)
Goodwill at September 30, 2016	1,094,702
Goodwill at September 30, 2017	$1,094,702

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of September 30, 2017 and 2016.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,361,321 and 31,626,189 for years ended September 30, 2017 and 2016, respectively.

For the years ended September 30, 2017 and 2016, approximately 2,817,146 and 2,200,346 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense was $375,499 and $402,402 for the years ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate from 0.85% to 1.41% in 2017 and 0.97% in 2016, dividend yield of 0%, expected life of 2 years and volatility of 43% to 137%.

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

On May 23, 2017, the Company and GHS Investments, LLC (“GHS Investments”) entered into an Equity Financing Agreement (the “Agreement”). The Agreement was filed as an exhibit to a registration statement on Form S-1, filed with the Securities and Exchange Commission on September 18, 2017. The Agreement contemplates a series of transactions, pursuant to which the Company will “put” shares of its common stock to GHS in consideration of the payment to the Company of eighty percent (80%) of the “Market Price” of such shares. “Market Price” shall mean the average of the two lowest trading prices of the Company’s Common Stock during the ten (10) consecutive trading days preceding the receipt of the applicable put notice. Accordingly, on each instance the Company exercises a put option, the Company will know in advance, both the number of shares issuable upon exercise of the put option, and the dollar amount of the purchase price for such shares. The maximum purchase price for shares to be purchased by GHS Investments under the Agreement is $11,000,000. To facilitate the sale of the shares so purchased by GHS Investments, the Company agreed to file a registration statement with the Securities and Exchange Commission. The Company also entered into a Registration Rights Agreement with GHS Investments, pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, the rules and regulations promulgated thereunder, and applicable state securities laws. The Agreement will terminate (i) when GHS Investments has purchased an aggregate of $11,000,000 of the common stock of the Company, or (ii) 36 months after the effective date of the Agreement, or (iii) at such time that the registration statement is no longer in effect.

Additionally, the Company is also actively seeking growth of its service offerings, both organically and via new client relationships. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2.         PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

	Estimated Service Lives	2017	2016
Furniture, fixtures and equipment	2 to 5 years	$11,039	$6,994
Internally developed software	10 years	152,000	152,000
		163,039	158,994
Less accumulated depreciation and amortization		35,536	17,914
		$127,503	$141,080

Depreciation expense was $17,622 and $17,625 during the years ended September 30, 2017 and 2016, respectively.

3.         TRADEMARKS

Trademarks consist of the following:

Trademarks at September 30, 2015	$20,174
Trademarks purchased at cost	2,418
Trademarks at September 30, 2016	22,592
Trademarks purchased at cost	7,493
Trademarks at September 30, 2017	$30,085

4.         LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $0 and $19,732 for the years ended September 30, 2017 and 2016, respectively.

5.         NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2018 (paid off on November 30, 2017), is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $92,197 and $93,397 at September 30, 2017 and 2016, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2016 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $7,935 and $0 at September 30, 2017 and 2016, respectively.

On July 31, 2017, the Company entered into a Promissory Note Payable with Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20%. The note matures on August 16, 2018. Fourly is owned by the majority stockholder of the Company. The outstanding balance was $46,461 at September 30, 2017.

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink in the amount of $100,000. The interest rate on the note is 10%. The note matures July 31, 2020. The outstanding balance was $100,000 at September 30, 2017.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby in the amount of $100,000. The interest rate on the note is 10%. The note matures August 15, 2020. The outstanding balance was $100,000 at September 30, 2017.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. in the amount of $100,000. The interest rate on the note is 10%. The note matures August 15, 2020. The outstanding balance was $100,000 at September 30, 2017.

The Company’s maturities of debt subsequent to September 30, 2017 are as follows:

2018	$165,562
2019	144,524
2020	136,507
$446,593

6.         ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2017	2016
Accrued payroll	$19,165	$44,327
Accrued operating expenses	103,137	59,077
Deferred rent	250	250
	$122,552	$103,654

7.         INCOME TAXES

The Company elected C Corporation tax status upon inception in 2014. Net operating losses (“NOL”) since that date total $3,233,265 as of September 30, 2017 and may be carried forward to offset future taxable income; accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended September 30:

	2017	2016
Tax benefit calculated at statutory rate	35.00%	35.00%
Expense not deductible	(0.37)	(0.19)
Merger costs	–	(1.64)
Impairment of goodwill	–	(10.87)
Changes to valuation allowance	(34.63)	(22.30)
Provision for income taxes	– %	– %

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at September 30:

	2017	2016
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,131,643	$799,254
Property and equipment	10,719	4,627
	1,142,362	803,881
Net non-current deferred tax liabilities:
Intangible assets	728	303

Net	1,141,634	803,578
Less valuation allowance	(1,141,634)	(803,578)
Net deferred taxes	$–	$–

8. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the years ended September 30, 2017 and 2016 was $102,960 and $89,150, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

2018	$68,400
2019	5,700
$74,100

Contingencies

Under the terms of the TCS purchase agreement, the common stock issued has been placed in escrow. The sellers maintain the right to unwind this transaction under certain conditions. One agreement with one of the employees was terminated during December 2016 (See Note 9).

At September 30, 2016, Pacific Oil Company had some outstanding payables that the previous owners were in the process of liquidating. Those liabilities have been shown here but are expected to be settled by the previous owners. Shares of the Company were held in escrow to cover the possibility that these liabilities will ultimately have to be settled by the Company. The liabilities were settled during 2017.

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

Three employment agreements were made as a condition to the acquisition. Each agreement has an effective date as of November 1, 2015 and is effective for a period of three years. Two employee agreements include a base salary of $42,000 per year, per employee. These same two agreements, include a bonus that is calculated, for each employee, as the sum of 40% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 20% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. One employee agreement includes a base salary of $60,000 per year. This same agreement, includes a bonus that is calculated as the sum of 20% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 10% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. Gross profit is determined in accordance with generally acceptable accounting principles, net of other amounts paid under employment and consulting agreements. The agreements also include other certain termination and non-compete clauses. Compensation during the month of October 2015 to be paid to the three employees totals an aggregate amount of $49,150. Three consulting agreements were made as a condition to the acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement was terminated by the Company during December 2017. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $444,600 and $444,650 in professional fees were paid under these 3 agreements during the years ended September 30, 2017 and 2016, respectively.

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

For each of the Company and Financial Gravity Holdings, its subsidiary, there were no preferred shares issued or outstanding as of September 30, 2017 and 2016.

Warrants

As part of the sale of common shares starting October 2016, the Company granted to investors who invest at value of $100,000 or above common stock purchase warrants (the “Warrants”). In the quarter ended December 31, 2016 there were three individual investments of $100,000 for which the Company issued warrants for the purchase of 75,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1-year term and an additional 75,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term. In the quarter ended March 31, 2017 there were two individual investments for an aggregate of $250,000 for which the Company issued warrants for the purchase of 50,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1-year term and an additional 50,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term. In the quarter ended September 30, 2017, there was one additional investment of $100,000 for which the Company issued warrants for the purchase of 25,000 shares of common stock of the Company after exercise price of $1.25 per share for 1-year term and an additional 25,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

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

Private Placement Memorandum, Financial Gravity Holdings, Inc.

On October 31, 2014, Financial Gravity Holdings, Inc. issued a private placement memorandum (“PPM”) for stock purchases of up to 2,000,000 shares of common stock at a cost of $1.00 and a par value of $0.00001, with a minimum purchase level of $50,000 per investor. The subscription period initially expired June 30, 2015, however, the Board of Directors extended the offering period indefinitely, and increased the number of shares authorized for sale under the PPM incrementally to accommodate additional investor interest.

Additional Common Stock Issuances, Financial Gravity Companies, Inc.

On April 1, 2017, the Company entered into an agreement with FMW Media Works Corp (“FMW”), wherein FMW would provide television, production, and media analysis to the Company. The Company issued 50,000 shares of common stock, worth $52,500, to FMW along with $3,500 cash as payment for services.

On August 22, 2017, the Company issued 100,000 shares of common stock, worth $60,000 to Nationwide EZ Cash Flow in exchange for professional services.

During the years ended September 30, 2017 and 2016, 725,000 shares and 785,000 shares, respectively, were issued for $725,000 and $535,000, respectively.

Additional Common Stock Issuances, Financial Gravity Holdings, Inc.

During the year ended September 30, 2016, one of the founding members of Financial Gravity Holdings forfeited 2,926,294 common shares, in addition to the issuance of shares sold under the PPM and common shares issued in connection with the Tax Coach Software, LLC acquisition.

During the year ended September 30, 2016, Financial Gravity Holdings sold 350,000 shares of common stock.

Stock Split, Financial Gravity Holdings

Effective October 20, 2015, Financial Gravity Holdings declared a three for one stock split of its common stock. Upon the stock split, every one share of common stock issued and outstanding was automatically reclassified and converted into three shares of common stock. The common stock retained a par value of $0.00001 per share.

11. STOCK OPTION PLAN

Effective February 27, 2015, the Company established the 2015 Stock Option Plan (the “2015 Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued and exercised under the Plan is 9,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. The last date any options were granted under the 2015 Plan was March 14, 2016.

Effective November 22, 2016, the Company established the 2016 Stock Option Plan (the “2016 Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued and exercised under the Plan is 20,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. The first date any options were granted under the 2016 Plan was December 19, 2016.

Stock option activity is summarized as follows:

	2017				2016
	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	2,200,346	$22,129	$0.64		1,500,996	$7,359	$0.33
Granted	661,400	323,927	0.78	116 months	1,024,400	19,677	1.00	111 months
Exercised	–	–	–	–	–	–	–	–
Canceled or expired	44,600	28,495	1.00	–	325,050	4,907	0.33	–
Outstanding - end of year	2,817,146	$317,561	$0.67	101 months	2,200,346	$22,129	$0.64	109 months

Exercisable - end of year	2,276,813		$0.65	97 months	2,200,346		$0.64	109 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2-year vesting periods but there were 20,000 options that vested at issuance. Total compensation expense included in salaries and wages of previously unamortized stock compensation was $50,773 and $22,715 for the years ended September 30, 2017 and 2016, respectively. Unamortized share-based compensation expense as of September 30, 2017 amounted to $249,033 which is expected to recognized over the next 2 years.

12. RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $4,506 as of September 30, 2017, and 2016.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $200,000 and $213,333 for fiscal 2017, and 2016.

During the year ended September 30, 2016, a board member who is also a stockholder provided services to the Company. Expenses for these services totaled $49,000 and were included as general and administrative expenses in the accompanying consolidated statement of operations. There were no associated expenses during 2017.

On July 31, 2017, the Company entered into a Promissory Note Payable with Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20%. The note matures on August 16, 2018. Fourly is owned by the majority stockholder of the Company. The outstanding balance was $46,461 at September 30, 2017.

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2017, an aggregate of 100,000 shares of the Company’s common stock have been sold for $100,000. Additionally, an aggregate of 50,000 warrants to purchase the Company’s common stock have been issued in conjunction with the sale of the Company’s common stock.

Subsequent to September 30, 2017, an aggregate of 375,500 options to purchase the Company’s common stock have been granted.

On November 30, 2017, the Company paid off the remaining balance of the note payable to The Huntington National Bank.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions will lower the corporate tax rate to 21%. Given this date of enactment, our financial statements as of and for the year ended September 30, 2017 do not reflect the impact of the Act. The Company is in the process of analyzing the potential aggregate impact of the Act and will reflect any such impact in the quarterly report for the period in which the law was enacted.

