Form 10-Q
period 2017-11-30
Financial Gravity Companies, Inc.
filed 2018-03-02
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2017

OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2018 was 35,837,900.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$608,700	$444,420
Receivables, net	169,082	109,795
Accounts receivable - related party	2,303	4,506
Prepaid expenses and other current assets	109,098	64,603
Total current assets	889,183	623,324

OTHER ASSETS
Property and equipment, net	129,343	127,503
Customer relationships, net	19,644	22,450
Proprietary content, net	377,414	393,824
Trade name	69,300	69,300
Non-compete agreements, net	14,465	15,780
Trademarks	30,085	30,085
Goodwill	1,094,702	1,094,702

TOTAL ASSETS	$2,624,136	$2,376,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$70,318	$51,814
Accrued expenses	84,423	122,552
Deferred revenue	50,272	95,601
Notes payable	54,376	165,562
Total current liabilities	259,389	435,529

NOTES PAYABLE	821,008	281,031

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value; 35,837,900 shares issued and outstanding as of December 31, 2017 and 35,737,900 shares issued and outstanding as of September 30, 2017	35,838	35,738
Additional paid-in capital	5,833,752	5,679,668
Accumulated deficit	(4,325,851)	(4,054,998)
Total stockholders’ equity	1,543,739	1,660,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,624,136	$2,376,968

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016

REVENUE
Investment management fees	$380,237	$244,379
Service income	539,663	517,961
Commissions	–	9,156
Rental income	–	1,500
Total revenue	919,900	772,996

OPERATING EXPENSES
Cost of services	9,132	20,258
Professional services	176,054	270,093
Depreciation and amortization	25,829	24,677
General and administrative	241,072	121,826
Management fees - related party	50,000	53,000
Marketing	60,937	101,878
Salaries and wages	606,341	377,720
Total operating expenses	1,169,365	969,452

Net operating loss	(249,465)	(196,456)

OTHER INCOME (EXPENSE)
Other income	–	191
Interest expense	(21,388)	(12,002)
Total other expense	(21,388)	(11,811)

NET LOSS	$(270,853)	$(208,267)

LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,853)	$(208,267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,829	24,677
Stock based compensation	54,184	–
Changes in operating assets and liabilities:
Receivables, net	(59,287)	(7,963)
Accounts receivable - related party	2,203	2,303
Prepaid expenses	(44,495)	231
Accounts payable - trade	18,504	9,374
Accrued expenses	(38,129)	4,093
Deferred revenue	(45,329)	18,976
Net cash used in operating activities	(357,373)	(156,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(7,138)	–
Net cash used in investing activities	(7,138)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	540,000	100,000
Payments on notes payable	(111,209)	(534)
Payments on line of credit	–	(11,563)
Proceeds from the sale of common stock	100,000	350,000
Net cash provided by financing activities	528,791	437,903

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	164,280	281,327

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	444,420	132,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$608,700	$414,130

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,000	$12,003
Taxes	$–	$–

Non-cash activities:
Settlement of payables owed by legacy Pacific Oil Company Stockholders	$–	$23,674

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) is located in Allen, Texas and provides integrated tax, business, and financial solutions to small businesses, small business owners and high net worth individuals. The Company’s focus is on helping clients build wealth, most often with tax savings, lowering costs and improving efficiency. The wholly-owned subsidiaries of the Company include: Financial Gravity Holdings, Inc., Financial Gravity Operations, Inc., Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Cloud9 Holdings Company, Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., SASH Corporation (doing business as Metro Data Processing) and Tax Coach Software, LLC.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Receivables

Receivables include trade accounts receivable and are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $17,014 as of December 31, 2017 and September 30, 2017.

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

Customer Relationships

The customer relationships acquired as part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the quarters ended December 31, 2017 and 2016, the Company recorded amortization expense of $2,806, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2017 was $25,256 and $22,450 at September 30, 2017.

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the quarters ended December 31, 2017 and 2016, the Company recorded amortization expense of $16,410 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2017 was $147,686 and $131,276 at September 30, 2017.

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase. Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheets to be impaired as of December 31, 2017 and September 30, 2017.

Non-compete Agreements

Non-compete agreements entered into as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the quarters ended December 31, 2017 and 2016, the Company recorded amortization expense of $1,315 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2017 was $11,835 and $10,520 at September 30, 2017.

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheets to be impaired as of December 31, 2017 and September 30, 2017.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheets to be impaired as of December 31, 2017 and September 30, 2017.

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

The accompanying consolidated balance sheets, consolidated statements of operations and cash flows include the results of operations of the acquired subsidiaries from the date of acquisition.

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of December 31, 2017 and September 30, 2017.

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

Loss Per Share

Basic loss per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,812,952 and 35,037,900 for the quarters ended December 31, 2017 and 2016, respectively.

For the quarter ended December 31, 2017, approximately 3,430,646 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for December 31, 2017 include 350,000 warrants and 3,080,646 in options. For the quarter ended December 31, 2016, approximately 2,350,346 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for December 31, 2016 include 150,000 warrants and 2,200,346 in options.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense was $60,538 and $101,878 for the quarters ended December 31, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 0.85% to 1.41% in 2017 and 0.97% in 2016, dividend yield of 0%, expected life of 2 years and volatility of 43% to 137%.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2017 and September 30, 2017:

	Estimated Service Lives	December 31, 2017	September 30, 2017
Furniture, fixtures and equipment	2 - 5 years	$18,177	$11,039
Internally developed software	10 years	152,000	152,000
		170,177	163,039
Less accumulated depreciation and amortization		40,834	35,536
		$129,343	$127,503

Depreciation expense was $5,298 and $4,146 during the quarters ended December 31, 2017 and 2016, respectively.

3.	TRADEMARKS

Trademarks consist of the following:

Trademarks at September 30, 2016	$22,592
Trademarks purchased at cost	7,493
Trademarks at September 30, 2017	30,085
Trademarks purchased at cost	–
Trademarks at December 31, 2017	$30,085

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. No amounts were outstanding under the line of credit at December 31, 2017 or September 30, 2017.

5.	NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2018, is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $0 and $92,197 at December 31, 2017 and September 30, 2017, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2016 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $171 and $7,935 at December 31, 2017 and September 30, 2017, respectively.

On July 31, 2017, the Company entered into a Promissory Note Payable with Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20% with payments of $5,000 due monthly. The note matures on August 16, 2018. Fourly is owned by the majority stockholder of the Company. The outstanding balance was $35,213 and $46,461 at December 31, 2017 and September 30, 2017, respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, July 31, 2020. The outstanding balance was $100,000 at December 31, 2017 and September 30, 2017.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $100,000 at December 31, 2017 and September 30, 2017.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $100,000 at December 31, 2017 and September 30, 2017.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indy and Sybill Bally in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. The outstanding balance was $100,000 at December 31, 2017 and $0 at September 30, 2017.

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $100,000 at December 31, 2017 and $0 at September 30, 2017.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dage in the amount of $340,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $340,000 at December 31, 2017 and $0 at September 30, 2017.

The Company’s maturities of debt subsequent to December 31, 2017 are as follows:

2018	$54,376
2019	387,006
2020	418,465
2021	15,537
$875,384

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, and September 30, 2017:

	December 31,	September 30,
Accrued payroll	$–	$19,165
Accrued operating expenses	84,173	103,137
Deferred rent	250	250
	$84,423	$122,552

7.	INCOME TAXES

For the three months ended December 31, 2017 and 2016, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at December 31, 2017 and September 30, 2017:

	December 31,	September 30,
Net non-current deferred tax assets:
Net operating loss carry-forward	$745,021	$1,131,643
Property and equipment	7,350	10,719
Total	752,371	1,142,362
Net non-current deferred tax liabilities:
Intangible assets	580	728

Net	751,791	1,141,634
Less valuation allowance	(751,791)	(1,141,634)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the quarters ended December 31, 2017 and 2016 was $31,079 and $22,201, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of December 31, 2017 are as follows:

2018	$50,400
2019	5,700
$56,100

Contingencies

Effective October 1, 2015, the Company completed the acquisition of Tax Coach Software, LLC, an Ohio limited liability company ("Tax Coach Software"). The purchase was made by Financial Gravity Holdings, Inc. Under the terms of the acquisition, the Company acquired 100% of Tax Coach Software's membership interests, for shares of common stock of the Company. The total number of shares of common stock issued to the owners of Tax Coach Software was 6,000,000 shares (as amended), at par value of $0.00001 per share, in exchange for 100% of the membership interests of Tax Coach Software. Certificates representing the shares of common stock which served as the purchase price, were required to be deposited in escrow as of the effective date of the acquisition. As part of the purchase agreement documentation, the Sellers maintained the right to unwind the transaction under certain conditions as described in the purchase agreement. The Sellers also retained all rights as shareholders while shares were held in escrow, including the right to vote.

On November 11, 2016, the parties to the escrow agreement agreed (in a Company Distribution Notice) that the average daily closing price of the shares had exceeded the $1.00 threshold and accordingly, the shares were released from escrow and the right to unwind the Tax Coach Software acquisition transaction terminated.

At September 30, 2016, Pacific Oil Company had outstanding payables that the previous owners were in the process of liquidating. The Company recorded $99,056 in pre-merger payables at September 30, 2016. The liabilities have been recorded on the Company’s financial statements but are expected to be settled by the previous owners. Shares of the Company were held in escrow to cover the possibility that these liabilities will ultimately have to be settled by the Company. During the quarter ended December 31, 2016, $23,764 had been settled. The remaining payable was settled during the fiscal year ended September 30, 2017.

Legal Proceedings

From time to time, we are a party to or are otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. A subsidiary of the Company is currently involved in one legal proceeding, the outcome of which will not be material to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

During the three months ended December 31, 2017 and 2016, the Company sold 100,000 shares and 350,000 shares, respectively, for $100,000 and $350,000, respectively.

Preferred Stock

The Company does not have a preferred stock authorization in its articles of incorporation.

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance. There were no preferred shares issued or outstanding as of December 31, 2017 and September 30, 2017 for Financial Gravity Holdings.

Warrants

As part of the sale of common shares starting October 2016, the Company granted to investors who invest at value of $100,000 or above common stock purchase warrants (the "Warrants"). In the quarter ended December 31, 2016 there were three individual investments of $100,000 for which the Company issued warrants for the purchase of 75,000 shares of common stock of the Company at an exercise price of $ 1.25 per share for a 1 -year term and an additional 75,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

In the quarter ended March 31, 2017 there were two individual investments for an aggregate of $250,000 for which the Company issued warrants for the purchase of 50,000 shares of common stock of the Company at an exercise price of $1.25 per share for a l-year term and an additional 50,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

In the quarter ended September 30, 2017, there was one additional investment of $100,000 for which the Company issued warrants for the purchase of 25,000 shares of common stock of the Company after exercise price of $1.25 per share for 1-year term and an additional 25,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

In the quarter ended December 31, 2017, an aggregate of 100,000 shares of the Company’s common stock had been sold for $100,000 for which the Company issued warrants for the purchase of 25,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1 year term and an additional 25,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

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

Private Placement Memorandum, Financial Gravity Holdings, Inc.

On October 31, 2014, Financial Gravity Holdings issued a private placement memorandum (“PPM”) for stock purchases of up to 2,000,000 shares of common stock at a cost of $1.00 and a par value of $0.00001, with a minimum purchase level of $50,000 per investor. The subscription period initially expired June 30, 2015, however, the Board of Directors extended the offering period indefinitely, and increased the number of shares authorized for sale under the PPM incrementally to accommodate additional investor interest.

Additional Common Stock Issuances, Financial Gravity Holdings, Inc.

During the year ended September 30, 2016, one of the founding members of Financial Gravity Holdings forfeited 2,926,294 common shares, in addition to the issuance of shares sold under the PPM and common shares issued in connection with the Tax Coach Software, LLC acquisition.

Stock Split, Financial Gravity Holdings, Inc.

Effective October 20, 2015, Financial Gravity Holdings declared a three for one stock split of its common stock. Upon the stock split, every one share of common stock issued and outstanding was automatically reclassified and converted into three shares of common stock. The common stock retained a par value of $0.00001 per share.

10.	STOCK OPTION PLAN

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2016	2,200,346	$22,129	$0.64	109 months
Granted	661,400	323,927	0.78	116 months
Exercised	–	–	–	–
Canceled or expired	44,600	28,495	1.00	–
Outstanding - September 30, 2017	2,817,146	317,561	0.67	101 months
Granted	263,500	70,727	0.53	118 months
Exercised	–	–	–
Canceled or expired	–	–	–
Outstanding - December 31, 2017	3,080,646	$388,288	$0.66	100 months

Exercisable - December 31, 2017	2,406,029		$0.66	95 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2- year vesting periods but there were 45,000 options that vested at issuance. Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $54,184 and $ 0 for the quarters ended December 31, 2017 and 2016, respectively. Unamortized share-based compensation expense as of December 31, 2017 amounted to $265,576 which is expected to recognized over the next 2 years.

11.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $2,303 and $4,506 as of December 31, 2017 and September 30, 2017, respectively.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $50,000 and $53,000 for quarters ended December 31, 2017 and 2016, respectively.

A board member who is also a stockholder provided services to the Company. Expenses for these services totaled $0 and $15,000 for the quarters ended December 31, 2017 and 2016, respectively, and were included as general and administrative expenses in the accompanying consolidated statements of operations.

Included in professional fees were consulting fees paid to a related party as a condition to the TCS acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $101,960 and $116,100 in professional fees were paid under these 3 agreements for the three months ended December 31, 2017 and December 31, 2016, respectively and were included as professional services in the accompanying consolidated statements of operations.

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

Financial Gravity Operations, Inc.

This entity was created to raise capital to take the company public, and will be eliminated now that the public transaction is complete. This entity integrates the delivery of Financial Gravity Tax, Business, and Wealth Solutions to its growing customer base around the country. This integration, impossible to do for the small business marketplace until now, is what sets Financial Gravity apart from its peers. This integration is handled by Financial Gravity Companies, Inc.

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

Results of Operations for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016

Revenues

For the quarter ended December 31, 2017, revenue increased $146,904 or 19% to $919,900 from $772,996 for the quarter ended December 31, 2016. The increase in revenue reflects an increase in 1) investment management fees primarily due to an increase of assets under management and 2) service income, primarily due to growth in partner programs, which resulted in an increase in customer sales.

Operating Expenses

Cost of services activity decreased $11,126 or 55 % to $9,132 for the quarter ended December 31, 2017 from $20,258 for the quarter ended December 31, 2016. The decrease is primarily related to a decrease in software subscription costs.

Professional services expenses include merger costs, legal expense, professional fees, contract labor, business consulting, computer and internet expense, and earnest money forfeited. Professional services expenses decreased $94,039 or 35% to $176,054 for the quarter ended December 31, 2017 from $270,093 for the quarter ended December 31, 2016. This decrease is primarily due to the decrease of merger costs.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $1,152 to $25,829 for the quarter ended December 31, 2017 from $24,677 for the quarter ended December 31, 2016. The increase is primarily due to assets purchased during the quarter ended December 31, 2017.

General and administrative expenses increased $119,246 or 98% to $241,072 for the quarter ended December 31, 2017 from $121,826 for the quarter ended December 31, 2016. The increase is primarily due to an increase in costs associated with the growth of the partner program.

Management fees – related party expenses remained relatively stable for the quarter ended December 31, 2017 and 2016.

Marketing expenses decreased $40,941 or 40% to $60,937 for the quarter ended December 31, 2017 from $101,878 for the quarter ended December 31, 2016. The decrease is primarily due to the Company doing press releases and advertising on Facebook during the year ended September 30, 2017 which the Company reduced during the three months ended December 31, 2017.

Salaries and wages expenses increased $228,621 or 61% to $606,341 for the quarter ended December 31, 2017 from $377,720 for the quarter ended December 31, 2016. Salaries and wages increased from first quarter of fiscal 2016 to first quarter of fiscal 2017 because the number of clients increased which resulted in higher commissions paid.

The Company experienced a decrease in its bottom line of $62,586 or 30% to a net loss of $270,853 for the quarter ended December 31, 2017 from a net loss of $208,267 for the quarter ended December 31, 2016, primarily attributable to the reasons noted above.

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

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 0.85% to 1.41% in 2017 and 0.97% in 2016, dividend yield of 0%, expected life of 2 years and volatility of 43% to 137%.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash and cash equivalents of $608,700. The increase of $164,280 in cash and cash equivalents from September 30, 2017 was due to net cash used in operating activities of $357,373 and net cash used in investing activities of $7,138, offset by net cash provided by financing activities of $528,791.

Net cash used in operating activities was $357,373 for the three months ended December 31, 2017, compared to $156,576 net cash used in operating activities for the three months ended December 31, 2016. The net cash used in operating activities for the quarter ended December 31, 2017 was due to net loss of $270,853 adjusted primarily by the following: (1) depreciation and amortization of $25,829, stock based compensation expense of $54,184, accounts receivable – related party of $2,203, and accounts payable – trade of $18,504, (2) offset by decreases in trade accounts receivable of $59,287, prepaid expense of $44,495, accrued expenses of $38,129 and deferred revenue of $45,329.

Net cash provided by financing activities was $528,791 for the three months ended December 31, 2017, compared to net cash provided by financing activities of $437,903 for the three months ended December 31, 2016. Financing activities for the three months ended December 31, 2017 consisted primarily of $100,000 in proceeds from sales of common stock, and $540,000 in borrowings; offset with payments made to reduce the Company’s debt obligations in the amount of $111,209.

As shown below, at December 31, 2017, our contractual cash obligations totaled approximately $931,484, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable	$54,376	$821,008	$–	$–	$875,384
Operating leases	50,400	5,700	–	–	56,100
Total contractual cash obligations	$104,776	$826,708	$–	$–	$931,484

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

None.

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

Date: March 2, 2018	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2018	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	March 2, 2018
John Pollock	(Principal Executive Officer)

/s/ Paul Williams	Vice Chairman, CFO	March 2, 2018
Paul Williams	(Principal Financial Officer)

/s/ Dan Sundby	Director	March 2, 2018
Dan Sundby

/s/ Edward A. Lyon	Director	March 2, 2018
Edward A. Lyon

/s/ George Crumley	Director	March 2, 2018
George Crumley

