Form 10-Q
period 2018-03-31
Financial Gravity Companies, Inc.
filed 2018-05-15
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock as of April 1, 2018 was 35,837,900.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$219,348	$444,420
Receivables, net	86,875	109,795
Accounts receivable - related party	2,303	4,506
Prepaid expenses and other current assets	101,369	64,603
Total current assets	409,895	623,324

OTHER ASSETS
Property and equipment, net	157,123	127,503
Customer relationships, net	16,838	22,450
Proprietary content, net	361,007	393,824
Trade name	69,300	69,300
Non-compete agreements, net	13,150	15,780
Trademarks	38,233	30,085
Goodwill	1,094,702	1,094,702
Total other assets	1,750,353	1,753,644

TOTAL ASSETS	$2,160,248	$2,376,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$120,658	$51,814
Accrued expenses	66,922	122,552
Deferred revenue	–	95,601
Notes payable	223,750	165,562
Total current liabilities	411,330	435,529

NOTES PAYABLE	839,199	281,031

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value; 35,837,900 shares issued and outstanding as of March 31, 2018 and 35,737,900 shares issued and outstanding as of September 30, 2017.	35,838	35,738
Additional paid-in capital	5,874,332	5,679,668
Accumulated deficit	(5,000,450)	(4,054,998)
Total stockholders’ equity	909,720	1,660,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,160,248	$2,376,968

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
REVENUE
Investment management fees	$484,672	$391,123	$864,909	$635,502
Service income	600,398	543,199	1,140,060	1,061,160
Commissions	–	31,875	–	41,031
Rental income	–	1,500	–	3,000
Total revenue	1,085,070	967,697	2,004,969	1,740,693

OPERATING EXPENSES
Cost of services	4,079	20,707	13,211	40,964
Professional services	182,582	359,557	358,637	629,651
Depreciation and amortization	28,295	24,767	54,124	49,444
General and administrative	731,096	154,982	972,005	276,808
Management fees - related party	63,500	50,000	113,500	103,000
Marketing	82,307	74,591	142,845	176,469
Salaries and wages	635,178	403,710	1,234,736	781,429
Total operating expenses	1,727,035	1,088,314	2,889,057	2,057,765

Net operating loss	(641,965)	(120,617)	(884,087)	(317,072)

OTHER INCOME (EXPENSE)

Other (expense) income	(29,258)	–	(29,258)	191
Interest expense	(10,808)	(16,328)	(32,107)	(28,331)
Total other (expense) income	(40,066)	(16,328)	(61,365)	(28,140)

NET LOSS	$(682,030)	$(136,945)	$(945,452)	$(345,212)

LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, (Unaudited)
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(945,452)	$(345,212)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54,124	49,444
Stock based compensation	94,764	–
Changes in operating assets and liabilities:
Receivables, net	22,920	(166,902)
Accounts receivable - related party	2,303	–
Prepaid expenses	(36,766)	(24,742)
Accounts payable - trade	68,744	22,727
Accrued expenses	(55,630)	(3,609)
Deferred revenue	(95,601)	47,249
Net cash used in operating activities	(890,594)	(421,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(42,687)	(2,161)
Purchases of trademarks	(8,148)	(50)
Net cash used in investing activities	(50,835)	(2,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	740,000	100,000
Payments on notes payable	(123,644)	(33,667)
Payments on line of credit	–	(1,112)
Proceeds from the sale of common stock	100,000	625,000
Net cash provided by financing activities	716,356	690,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	(225,072)	266,965

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	444,420	132,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,348	$399,768

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,107	$26,267
Taxes	$–	$–

Non-cash activities:
Settlement of payables owed by legacy Pacific Oil Company Stockholders	$–	$61,365

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) located in Allen, Texas and provides integrated tax, business, and financial solutions to small businesses, small business owners and high net worth individuals. The Company’s focus is on helping clients build wealth, most often with tax savings, lowering costs and improving efficiency. The wholly-owned subsidiaries of the Company include: Financial Gravity Holdings, Inc., Financial Gravity Operations, Inc., Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., SASH Corporation (doing business as Metro Data Processing) and Tax Coach Software, LLC.

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

Receivables

Receivables include trade accounts receivable and are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $14,842 as of March 31, 2018 and September 30, 2017.

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

Customer Relationships

The customer relationships acquired as part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the three and six months ended March 31, 2018 and 2017, the Company recorded amortization expense of $2,806 and $5,612, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2018 was $28,062 and $22,450 at September 30,2017.

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three and six months ended March 31, 2018 and 2017, the Company recorded amortization expense of $16,410 and $32,820 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2018 was $164,093 and $131,276 at September 30, 2017.

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase. Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheets to be impaired as of March 31, 2018 and September 30, 2017.

Non-compete Agreements

Non-compete agreements entered into as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and six months ended March 31, 2018 and 2017, the Company recorded amortization expense of $1,315 and $2,630, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2018 was $13,150 and $10,520 at September 30, 2017.

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheet to be impaired as of March 31, 2018 and September 30, 2017.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheets to be impaired as of March 31, 2018 and September 30, 2017.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of March 31, 2018 and September 30, 2017.

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

Loss Per Share

Basic loss per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,837,900 and 34,886,089 for the three months ended March 31, 2018 and 2017, respectively. Average number of common shares were 35,823,648 and 35,137,625 for the six months ended March 31, 2018 and 2017, respectively. For the periods ended March 31, 2018 and 2017 3,430,646 and 2,512,346 common stock options and warrants were excluded from diluted loss per share as they were antidilutive.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense for the three months ended March 31, 2018 and 2017 was $82,307 and $74,591, respectively; and $142,845 and $176,469 for the six months ended March 31, 2018 and 2017.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 0.85% to 1.41% in 2018 and 0.97% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 43% to 137%.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2018 and September 30, 2017:

	Estimated Service Lives	March 31, 2018	September 30, 2017
Furniture, fixtures and equipment	2 - 5 years	$36,485	$11,039
Internally developed software	10 years	169,234	152,000
		205,720	163,039
Less accumulated depreciation and amortization		48,597	35,536
		$157,123	$127,503

Total Depreciation expense for the three months ended March 31, 2018 and 2017 was $7,764 and $3,800, respectively; and $13,062 and $7,600 for the six months ended March 31, 2018 and 2017, respectively.

3.	TRADEMARKS

Trademarks consist of the following:

Trademarks at September 30, 2016	$22,592
Trademarks purchased at cost	7,493
Trademarks at September 30, 2017	30,085
Trademarks purchased at cost	8,148
Trademarks at March 31, 2018	$38,233

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. No amounts were outstanding under the line of credit at March 31, 2018 or September 30, 2017.

5.	NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2018, is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $0 and $92,197 at March 31, 2018 and September 30, 2017, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2016 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $0 and $7,935 at March 31, 2018 and September 30, 2017, respectively.

On July 31, 2017, the Company entered into a Promissory Note Payable with Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20% with payments of $5,000 due monthly. The note matures on August 16, 2018. Fourly is owned by the majority stockholder of the Company. The outstanding balance was $22,949 and $46,461 at March 31, 2018 and September 30, 2017, respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, July 31, 2020. The outstanding balance was $100,000 at March 31, 2018 and September 30, 2017.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $100,000 at March 31, 2018 and September 30, 2017.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $100,000 at March 31, 2018 and September 30, 2017.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indar and Sybil Bally in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. The outstanding balance was $100,000 and $0 at March 31, 2018 and September 30, 2017.

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $100,000 and $0 at March 31, 2018 and September 30, 2017.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dade in the amount of $340,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $340,000 and $0 at March 31, 2018 and September 30, 2017.

On March 15, 2018 the Company entered into a Promissory Note Payable with Helen Janssen in the amount of $200,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $9,229 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, February 15, 2021. The outstanding balance was $200,000 and $0 at March 31, 2018 and September 30, 2017.

The Company’s maturities of debt subsequent to March 31, 2018 are as follows:

2019	$223,750
2020	515,155
2021	324,044
$1,062,949

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Accrued payroll	$24,983	$19,165
Accrued operating expenses	41,939	103,387
	$66,922	$122,552

7.	INCOME TAXES

For the three months and six-month periods ended March 31, 2018 and 2017, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Net non-current deferred tax assets:
Net operating loss carry-forward	$745,021	$1,131,643
Property and equipment	7,350	10,719
Total	752,371	1,142,362
Net non-current deferred tax liabilities:
Intangible assets	580	728

Net	751,791	1,141,634
Less valuation allowance	(751,791)	(1,141,634)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the three months ended March 31, 2018 and 2017 was $31,483 and $22,887, respectively; and $62,966 and $45,088 for the six months ended March 31, 2018 and 2017, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of March 31, 2018 are as follows:

2018	$50,400
$50,400

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

At September 30, 2016, Pacific Oil Company had outstanding payables that the previous owners were in the process of liquidating. The Company recorded $99,056 in pre-merger payables at September 30, 2016. The liabilities have been recorded on the Company’s financial statements but are expected to be settled by the previous owners. Shares of the Company were held in escrow to cover the possibility that these liabilities will ultimately have to be settled by the Company. During the quarter ended March 31, 2017, $61,365 had been settled. The remaining payable was settled during the fiscal year ended September 30, 2017.

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

During the three months ended March 31, 2018 and 2017, the Company sold 0 shares and 275,000 shares, respectively, for $0 and $275,000, respectively.

During the six months ended March 31, 2018 and 2017, the Company sold 100,000 shares and 625,000 shares, respectively, for $100,000 and $625,000, respectively.

Preferred Stock

The Company does not have a preferred stock authorization in its articles of incorporation.

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance. There were no preferred shares issued or outstanding as of March 31, 2018 and September 30, 2017 for Financial Gravity Holdings.

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

In the quarter ended December 31, 2017, an aggregate of 100,000 shares of the Company’s common stock had been sold for $100,000 for which the Company issued warrants for the purchase of 25,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1-year term and an additional 25,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2016	2,200,346	$22,129	$0.64	106 months
Granted	661,400	323,927	0.78	113 months
Exercised	–	–	–	–
Canceled or expired	44,600	28,495	1.00	–
Outstanding - September 30, 2017	2,817,146	317,561	0.67	98 months
Granted	263,500	70,727	0.53	115 months
Exercised	–	–	–
Canceled or expired	–	–	–
Outstanding – March 31, 2018	3,080,646	$388,288	$0.66	97 months

Exercisable – March 31, 2018	2,406,029	–	$0.66	92 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2- year vesting periods but there were 45,000 options that vested at issuance. Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $54,184 and $0 for the three months ended March 31, 2018 and 2017, and $94,764 and $0 for the six months ended March 31, 2018 and 2017, respectively. Unamortized share-based compensation expense as of March 31, 2018 amounted to $224,997 which is expected to recognize over the next 1.75 years.

11.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $2,303 and $4,506 as of March 31, 2018 and September 30, 2017, respectively.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $63,500 and $50,000 for three months ended March 31, 2018 and 2017, respectively $113,500 and $103,000 for the six months ended March 31, 2018 and 2017.

A board member who is also a stockholder provided services to the Company. Expenses for these services totaled $0 and $15,000 for the three months ended March 31, 2018 and 2017, and $0 and $30,000 respectively, for the six months ended March 31, 2018 and 2017 and were included as general and administrative expenses in the accompanying consolidated statements of operations.

Included in professional fees were consulting fees paid to a related party as a condition to the TCS acquisition. Two agreements require certain services at a fixed fee of $16,500 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $109,500 and $109,500 in professional fees were paid under these 3 agreements for the three months ended March 31, 2018 and March 31, 2017, and $211,460 and $225,600 six months ended March 31, 2018 and March 31, 2017 respectively and were included as professional services in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. See the sections entitled “Risk Factors” below.

Plan of Operations

Financial Gravity Companies, Inc. (“Financial Gravity”, “We” or the “Company”), based in Allen, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high net worth individuals. The Company’s services are focused on helping clients make more money and build wealth, most often with tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to make several acquisitions. The primary acquisition targets currently include accounting, bookkeeping, and financial advisory firms. In fiscal year 2015 the Company acquired two firms: Cloud9 Holdings Company (and its subsidiary Cloud9b2b) which was renamed Financial Gravity Business and Sash Corporation, doing business as Metro Data Processing (a Tulsa, OK payroll processor). In fiscal year 2016 the Company acquired Tax Coach Software LLC. The Company is actively identifying additional potential acquisition candidates to fuel more rapid growth.

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

Financial Gravity Operations, Inc.

This entity was created to raise capital to take the company public and will be eliminated now that the public transaction is complete. This entity integrates the delivery of Financial Gravity Tax, Business, and Wealth Solutions to its growing customer base around the country. This integration, impossible to do for the small business marketplace until now, is what sets Financial Gravity apart from its peers. This integration is handled by Financial Gravity Companies, Inc.

Financial Gravity Tax, Inc.

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

This business unit promises clients they’ll pay the lowest legal, moral and ethical taxes possible. Tax savings is the “tip of the spear” in all its offerings. No company has ever successfully married tax, wealth and business solutions together for Small Business Owners (SBOs) and high net worth individuals. Powered by its no-risk “2x Promise” (the Company guarantees to find double its initial fee in tax savings), clients are quick to sign up for proactive tax planning. Lowering their personal taxes then fuels insurance, wealth and business services sales. These multi-tiered sales provide 4-8 times multiple to a typical accounting or bookkeeping practice.

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

Financial Gravity Wealth, Inc.

After saving thousands in taxes, clients are happy to trust us with the management of their wealth, especially when treated to a different wealth management experience. Financial Gravity Wealth is a Registered Investment Advisory (RIA) firm. A RIA is an advisor or firm engaged in financial planning and wealth management business and is registered either with the Securities and Exchange Commission (SEC) or state securities authorities. A RIA has a fiduciary duty to his or her clients, which means that he or she has a fundamental obligation to provide suitable investment advice and always act in the clients' best interests.

The Department of Labor’s Fiduciary Rule is a new ruling, scheduled to be phased in April 10, 2017 – Jan. 1, 2018, that will automatically elevate all financial professionals who work with retirement plans or provide retirement planning advice to the level of a fiduciary, bound legally and ethically to meet the standards of that status. While the impact of this rule is uncertain, the Company is positioned to do what it has always done, control advisor fees and reduce one of the biggest “fees” in a mutual fund and ETF portfolio, which is “tax friction”. These taxes erode about 1% per year in performance.

Only 5% of all financial planners are RIAs. The advantage of the RIA model is lower cost to the client. Also, since RIAs are not compensated by commissions on financial products, their advice is considered less biased and more accurate. Coupled with tax savings, its status as a RIA makes the Company very attractive to the most profitable clients.

Financial Gravity Business, LLC.

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

To broaden the skillset of CPAs, the Company has created the Certified Tax Master® designation and partner program for CPA’s and Enrolled Agents (“EA’s”). To its knowledge, there is no program offering like this of its kind available elsewhere. This program was created in Financial Gravity Business but will be sold and build revenue in the Tax Coach Software platform.

Financial Gravity Ventures, LLC.

This entity in the Company’s corporate family employs its M&A strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several acquisition opportunities.

Tax Coach Software, LLC.

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

Sash Corporation (dba Metro Data Processing)

Sash Corporation Dba Metro Data Processing, based in Tulsa, OK was the Company’s first acquisition and Metro Data Processing is based in Tulsa, OK. The Company has been a fixture in payroll processing in the Tulsa area for years and should prove to be a compelling storefront to begin selling additional tax services.

The Company goes to market primarily via Financial Advisors and accountants. Its Partner Program is proven to provide financial professionals with recognized trademarked service offerings, business support, and marketing materials. These trademarks/service marks include Financial Gravity®, Tax Blueprint®, Tax Operating System®, Bookkeeping with Purpose®, Diversity Trinity®, Investor Peace University®, Factor Based Investing™, Fractional Family Office®, TaxCoach™, and Certified Business Strategist™ offerings, allowing financial professionals in its Partner Program to add additional value to their clients and their business.

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

Results of Operations for the three and six months ended March 31, 2018 compared to the three and six months ended March 31, 2017

Revenues

For the three months ended March 31, 2018, revenue increased $117,373 to $1,085,070 from $967,697 for the three months ended March 31, 2017. For the six months ended March 31, 2018, revenue increased $264,276 to $2,004,969 from $1,740,693 for the six months ended March 31, 2017. The increase in revenue is due in part to the restructure of services offered.

Operating Expenses

Cost of services activity decreased $16,628 to $4,079 for the three months ended March 31, 2018 from $20,707 for the three months ended March 31, 2017. The decrease is primarily related to a decrease in trimming all unnecessary expenses and cost of services activity decreased $27,753 to $13,211 for the six months ended March 31, 2018 from $40,964 for the six months ended March 31, 2017. The decrease is primarily related to a decrease in trimming all unnecessary expenses.

Professional services expenses decreased $176,975 to $182,582 for the three months ended March 31, 2018 from $359,557 for the three months ended March 31, 2017. Professional services expenses decreased $271,014 to $358,637 for the six months ended March 31, 2018 from $629,651 for the six months ended March 31, 2017. This decrease is primarily due to changes of outside representation.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $3,528 to $28,295 for the three months ended March 31, 2018 from $24,767 for the three months ended March 31, 2017. Depreciation and amortization expenses increased $4,680 to $54,124 for the six months ended March 31, 2018 from $49,444 for the six months ended March 31, 2017. The increase is primarily due to assets purchased during the quarter ended March 31, 2018.

General and administrative expenses increased $576,114 to $731,096 for the three months ended March 31, 2018 from $154,982 for the three months ended March 31, 2017. General and administrative expenses increased $695,197 to $972,005 from $276,808 for the six months ended March 31, 2018 and 2017. The increase is primarily due to an increase in costs associated with independent agent’s commissions and consulting cost.

Management fees – expenses increased $13,500 to $63,500 for the three months ended March 31, 2018 from $50,000 for the three months ended March 31, 2017 and increased $10,500 to $113,500 for the six months ended March 31, 2018 from $103,000 for the six months ended March 31, 2017. This increase is due to changes in the contract with Fourly, LLC.

Marketing expenses increased $7,716 to $82,307 for the three months ended March 31, 2018 from $74,591 for the three months ended March 31, 2018 and decreased $33,624 to $142,845 for the six months ended March 31, 2018 from $176,469 for the six months ended March 31, 2017. This overall decrease is from eliminating and consolidating marketing tools.

Salaries and wages expenses increased $231,468 to $635,178 for the three months ended March 31, 2018 from $403,710 for the three months ended March 31, 2017 and increase $453,307 to $1,234,736 for the six months ended March 31, 2018 from $781,429 for the six months ended March 31, 2017. Salaries and wages increase is due to larger employee commissions being paid out, restructuring of staff members (hiring and separating of employees), and hiring of temporary staff to assist with special projects.

The Company experienced a decrease in its bottom line of $545,085 to a net loss of $682,030 for the three months ended March 31, 2018 from a net loss of $136,945 for the three months ended March 31, 2017, and for the six months ended March 31, 2018 an increase in loss of $600,240 to $945,452 from a net loss of $345,212 for the six months ended March 31, 2017, these losses are primarily attributable to the reasons noted above.

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

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 0.85% to 1.41% in 2018 and 0.97% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 43% to 137%.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash and cash equivalents of $219,348. The decrease of $225,072 in cash and cash equivalents from September 30, 2017 was due to net cash used in operating activities of $890,594 and net cash used in investing activities of $50,835, offset by net cash provided by financing activities of $716,356.

Net cash used in operating activities was $890,594 for the six months ended March 31, 2018, compared to $421,045 net cash used in operating activities for the six months ended March 31, 2017. The net cash used in operating activities for the six months ended March 31, 2018 was due to net loss of $945,452 adjusted primarily by the following: (1) depreciation and amortization of $54,124, Stock based compensation $94,764, trade accounts receivable of $22,920, accounts receivable – related party of $2,303, and accounts payable – trade of $68,744, (2) offset by decreases in prepaid expense of $36,766, accrued expenses of $55,630 and deferred revenue of $95,601.

Net cash provided by financing activities was $716,356 for the six months ended March 31, 2018, compared to net cash provided by financing activities of $690,221 for the six months ended March 31, 2017. Financing activities for the six months ended March 31, 2018 consisted primarily of $740,000 in borrowings and $100,000 of proceeds from the sale of common stock; offset with payments made to reduce the Company’s debt obligations in the amount of $123,644.

As shown below, at March 31, 2018, our contractual cash obligations totaled approximately $1,113,349, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable	$223,750	$839,199	$–	$–	$1,062,949
Operating leases	50,400	0	–	–	50,400
Total contractual cash obligations	$274,150	$839,199	$–	$–	$1,113,349

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures to supplement the cash flows generated by operations. The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance. The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict our operations. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace . We are highly dependent on our executive officers. If one or more of the Company's senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted. Competition for senior management personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain high-quality senior executives in the future. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that the Company’s common stock will be a penny stock for the immediately foreseeable future.

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

Accordingly, the penny stock classification adversely affects any market liquidity for the Company’s common stock and subjects the shares to certain risks associated with trading in penny stocks. These risks include difficulty for investors in purchasing or disposing of shares, difficulty in obtaining accurate bid and ask quotations, difficulty in establishing the market value of the shares, and a lack of securities analyst coverage.

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

Date: May 15, 2018	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	May 15, 2018
John Pollock	(Principal Executive Officer)

/s/ Paul Williams	Vice Chairman, CFO	May 15, 2018
Paul Williams	(Principal Financial Officer)

/s/ Dan Sundby	Director	May 15, 2018
Dan Sundby

/s/ Edward A. Lyon	Director	May 15, 2018
Edward A. Lyon

/s/ George Crumley	Director	May 15, 2018
George Crumley

