Form 10-Q/A
period 2017-12-31
Financial Gravity Companies, Inc.
filed 2018-05-17
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

Financial Gravity Companies, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2017, originally filed on March 2, 2018, (the “Form 10-Q”) solely to correct the Submission Header Information which was erroneously reported as November 30, 2017. This Amendment is corrected to reflect a submission header date of December 31, 2017.

No other changes whatsoever have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date: May 17, 2018	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2018	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	May 17, 2018
John Pollock	(Principal Executive Officer)

/s/ Paul Williams	Vice Chairman, CFO	May 17, 2018
Paul Williams	(Principal Financial Officer)

/s/ Dan Sundby	Director	May 17, 2018
Dan Sundby

/s/ Edward A. Lyon	Director	May 17, 2018
Edward A. Lyon

/s/ George Crumley	Director	May 17, 2018
George Crumley

