Form 10-Q
period 2018-06-30
Financial Gravity Companies, Inc.
filed 2018-08-22
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2018 was 35,837,900.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS

Cash and cash equivalents	$160,510	$444,420
Receivables, net	48,231	109,795
Accounts receivable - related party	–	4,506
Prepaid expenses and other current assets	56,867	64,603
Total current assets	265,608	623,324

OTHER ASSETS
Property and equipment, net	148,637	127,503
Customer relationships, net	14,032	22,450
Proprietary content, net	344,597	393,824
Trade name	69,300	69,300
Non-compete agreements, net	11,835	15,780
Intellectual Property	44,291	30,085
Goodwill	1,094,702	1,094,702
Total other assets	1,727,394	1,753,644

TOTAL ASSETS	$1,993,002	$2,376,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$66,612	$51,814
Accrued expenses	22,359	122,552
Deferred revenue	–	95,601
Notes payable	338,168	165,562
Total current liabilities	427,139	435,529

NOTES PAYABLE	714,781	281,031

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value; 35,837,900 shares issued and outstanding as of June 30, 2018 and 35,737,900 shares issued and outstanding as of September 30, 2017.	35,838	35,738
Additional paid-in capital	5,921,384	5,679,668
Accumulated deficit	(5,106,140)	(4,054,998)
Total stockholders’ equity	851,082	1,660,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,993,002	$2,376,968

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE
Investment management fees	$218,504	$277,519	$1,083,413	$913,022
Service income	870,465	540,400	2,249,584	1,601,560
Commissions	–	–	–	41,031
Rental income	–	1,500	–	4,500
Total revenue	1,088,969	819,419	3,332,997	2,560,113

OPERATING EXPENSES
Cost of services	13,570	11,919	65,237	52,883
Professional services	145,719	324,296	625,706	953,947
Depreciation and amortization	28,803	24,947	82,241	74,391
General and administrative	575,177	107,669	1,708,941	384,477
Management fees - related party	56,250	50,000	147,250	153,000
Marketing	67,783	131,508	206,018	307,977
Salaries and wages	278,713	530,125	1,498,948	1,311,554
Total operating expenses	1,166,015	1,180,464	4,334,341	3,238,229

Net operating loss	(77,046)	(361,045)	(1,001,344)	(678,116)

OTHER INCOME (EXPENSE)

Other (expense) income	–	–	–	191
Interest expense	(27,032)	(14,246)	(49,797)	(42,577)
Total other (expense) income	(27,032)	(14,246)	(49,797)	(42,386)

NET LOSS	$(104,078)	$(375,291)	$(1,051,141)	$(720,502)

EARNINGS PER SHARE - Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	(Unaudited)
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,051,141)	$(720,502)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	82,241	74,391
Stock based compensation	141,816	50,000
Changes in operating assets and liabilities:
Receivables, net	61,564	(66,985)
Accounts receivable - related party	4,506	–
Prepaid expenses	7,736	(26,723)
Accounts payable - trade	14,798	4,203
Accrued expenses	(100,193)	27,377
Deferred revenue	(95,601)	30,148
Pre-merger liabilities	–	(18,845)
Net cash used in operating activities	(934,274)	(646,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(41,786)	(4,109)
Cash from the sale of investment	–	10,000
Purchases of trademarks	(14,206)	(50)
Net cash (used in) provided by investing activities	(55,992)	5,841

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	740,000	100,000
Payments on notes payable	(133,644)	(60,989)
Payments on line of credit	–	(1,251)
Proceeds from the sale of common stock	100,000	625,000
Net cash provided by financing activities	706,356	662,760

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(283,910)	$21,665

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$444,420	$132,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,510	$154,468

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49,797	$40,637
Taxes	$–	$–

Non-cash activities:
Settlement of payables owed by legacy Pacific Oil Company Stockholders	$–	$61,365

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) located in Allen, Texas and provides integrated tax, business, and financial solutions to small businesses, small business owners and high net worth individuals. The Company’s focus is on helping clients build wealth, most often with tax savings, lowering costs and improving efficiency. The wholly-owned subsidiaries of the Company include: Financial Gravity Holdings, Inc., Financial Gravity Operations, Inc., Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., SASH Corporation (doing business as Metro Data Processing) and Tax Master Network, LLC (formally known as Tax Coach Software, LLC.)

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

Receivables

Receivables include trade accounts receivable and are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of June 30, 2018 and $14,482 as of September 30, 2017.

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

Customer Relationships

The customer relationships acquired as part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the three and nine months ended June 30, 2018 and 2017, the Company recorded amortization expense of $2,806 and $8,418, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2018 was $30,868 and $22,450 at September 30, 2017.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three and nine months ended June 30, 2018 and 2017, the Company recorded amortization expense of $16,409 and $49,227 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2018 was $180,503 and $131,276 at September 30, 2017.

Trade Name

The trade name acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase. Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheets to be impaired as of June 30, 2018 and September 30, 2017.

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and nine months ended June 30, 2018 and 2017, the Company recorded amortization expense of $1,315 and $3,945, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2018 was $14,465 and $10,520 at September 30, 2017.

Intellectual Property

The Company accounts for Intellectual Property in accordance with GAAP and accordingly, Intellectual Property are stated at cost. Intellectual Property with indefinite lives is not amortized but are tested for impairment at least annually. Management has determined that the Intellectual Property have an indefinite life and do not consider the value of Intellectual Property recorded in the accompanying consolidated balance sheet to be impaired as of June 30, 2018 and September 30, 2017.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of June 30, 2018 and September 30, 2017.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of June 30, 2018 and September 30, 2017.

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

Loss Per Share

Basic loss per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,837,900 and 34,886,089 for the three months ended June 30, 2018 and 2017, respectively. Average number of common shares were 35,827,925 and 35,137,625 for the nine months ended June 30, 2018 and 2017, respectively. For the periods ended June 30, 2018 and 2017, 3,430,646 and 2,340,171 common stock options and warrants were excluded from diluted loss per share as they were antidilutive.

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

Tax Master Network (formally known as Tax Coach Software) has 3 types of services that are charged and collected on a month to month subscription basis (Tax Coach basic membership, All-Stars coaching, and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense for the three months ended June 30, 2018 and 2017 was $67,783 and $131,508, respectively; and $206,018 and $307,977 for the nine months ended June 30, 2018 and 2017.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 0.85% to 2.55% in 2018 and 0.97% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 43% to 137%.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2018 and September 30, 2017:

	Estimated Service Lives	June 30, 2018	September 30, 2017
Furniture, fixtures and equipment	2 - 5 years	$36,485	$11,039
Internally developed software	10 years	169,235	152,000
		205,721	163,039
Less accumulated depreciation and amortization		57,084	35,536
		$148,637	$127,503

Total depreciation expense for the three months ended June 30, 2018 and 2017 was $7,587 and $3,800, respectively; and $20,699 and $11,400 for the nine months ended June 30, 2018 and 2017, respectively.

3.	INTELLECTUAL PROPERTY

Intellectual Property consist of the following:

Intellectual Property at September 30, 2016	$22,592
Intellectual Property purchased at cost	7,493
Intellectual Property at September 30, 2017	30,085
Intellectual Property purchased at cost	14,206
Intellectual Property at June 30, 2018	$44,291

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 7.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $0 at June 30, 2018 and $0 at September 30, 2017.

5.	NOTES PAYABLE

With the acquisition of Tax Master Network (formally known as Tax Coach Software), LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matures in February 2018, is collateralized by substantially all assets of Tax Master Network (formally known as Tax Coach Software), LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $0 and $92,197 at June 30, 2018 and September 30, 2017, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2016 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $0 and $7,935 at June 30, 2018 and September 30, 2017, respectively.

On July 31, 2017, the Company entered into a Promissory Note Payable with Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20% with payments of $5,000 due monthly. The note matures on August 16, 2018. Fourly is owned by the majority stockholder of the Company. The outstanding balance was $12,949 and $46,461 at June 30, 2018 and September 30, 2017, respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, July 31, 2020. The outstanding balance was $100,000 at June 30, 2018 and September 30, 2017.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $100,000 at June 30, 2018 and September 30, 2017.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $100,000 at June 30, 2018 and September 30, 2017.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indar and Sybil Bally in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. The outstanding balance was $100,000 and $0 at June 30, 2018 and September 30, 2017.

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $100,000 and $0 at June 30, 2018 and September 30, 2017.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dade in the amount of $340,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $340,000 and $0 at June 30, 2018 and September 30, 2017.

On March 15, 2018 the Company entered into a Promissory Note Payable with Helen Janssen in the amount of $200,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $9,229 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, February 15, 2021. The outstanding balance was $200,000 and $0 at June 30, 2018 and September 30, 2017.

As to the Promissory Notes Payable to Fourly Enterprises, LLC, Elmer Fink, Mike and Terri Ashby, Heleon Investment Company, Ltd., Indar and Sybil Bally, Paul Frueh, Michael and Donna Dade, and Helen Janssen, all of such note holders are accredited investors. In entering into the transactions with such note holders, the Company relied upon the exemption afforded by Regulation D and Section 4(2) of the Securities Act, as each holder was required to attest that (i) such note holder is acquiring the note for his, her or its sole account, for investment and not with a view to the resale or distribution thereof and (ii) such note holder is either (A) is an “accredited investor,” as defined in Regulation D of the Securities Act, or (B) has such knowledge and experience in financial and business matters that the note holder is capable of evaluating the merits and risks of receiving the note.

The Company’s maturities of debt subsequent to June 30, 2018 are as follows:

2019	$338,168
2020	528,142
2021	186,639
$1,052,949

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Accrued payroll	$22,263	$19,165
Accrued operating expenses	96	103,387
	$22,359	$122,552

7.	INCOME TAXES

For the three months and nine-month periods ended June 30, 2018 and 2017, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Net non-current deferred tax assets:
Net operating loss carry-forward	$745,021	$1,131,643
Property and equipment	7,350	10,719
Total	752,371	1,142,362
Net non-current deferred tax liabilities:
Intangible assets	580	728

Net	751,791	1,141,634
Less valuation allowance	(751,791)	(1,141,634)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the three months ended June 30, 2018 and 2017 was $28,385 and $22,887, respectively; and $90,765 and $67,475 for the nine months ended June 30, 2018 and 2017, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of June 30, 2018 are as follows:

2018	$50,400
$50,400

Contingencies

Effective October 1, 2015, the Company completed the acquisition of Tax Master Network (formally known as Tax Coach Software), LLC, an Ohio limited liability company ("Tax Master Network (formally known as Tax Coach Software)"). The purchase was made by Financial Gravity Holdings, Inc. Under the terms of the acquisition, the Company acquired 100% of Tax Master Network (formally known as Tax Coach Software)'s membership interests, for shares of common stock of the Company. The total number of shares of common stock issued to the owners of Tax Master Network (formally known as Tax Coach Software) was 6,000,000 shares (as amended), at par value of $0.00001 per share, in exchange for 100% of the membership interests of Tax Master Network (formally known as Tax Coach Software). Certificates representing the shares of common stock which served as the purchase price, were required to be deposited in escrow as of the effective date of the acquisition. As part of the purchase agreement documentation, the Sellers maintained the right to unwind the transaction under certain conditions as described in the purchase agreement. The Sellers also retained all rights as shareholders while shares were held in escrow, including the right to vote.

On November 11, 2016, the parties to the escrow agreement agreed (in a Company Distribution Notice) that the average daily closing price of the shares had exceeded the $1.00 threshold and accordingly, the shares were released from escrow and the right to unwind the Tax Master Network (formally known as Tax Coach Software) acquisition transaction terminated.

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

During the three months ended June 30, 2018 and 2017, the Company sold 0 shares and 275,000 shares, respectively, for $0 and $275,000, respectively.

During the nine months ended June 30, 2018 and 2017, the Company sold 100,000 shares and 625,000 shares, respectively, for $100,000 and $625,000, respectively.

Preferred Stock

The Company does not have a preferred stock authorization in its articles of incorporation.

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance. There were no preferred shares issued or outstanding as of June 30, 2018 and September 30, 2017 for Financial Gravity Holdings.

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2016	2,200,346	$22,129	$0.64	103 months
Granted	661,400	323,927	0.78	110 months
Exercised	–	–	–	–
Canceled or expired	44,600	28,495	1.00	–
Outstanding - September 30, 2017	2,817,146	317,561	0.67	95 months
Granted	420,000	99,209	0.53	112 months
Exercised	–	–	–
Canceled or expired	–	–	–
Outstanding – June 30, 2018	3,237,146	$416,770	$0.66	94 months

Exercisable – June 30, 2018	2,406,029	–	$0.66	89 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2- year vesting periods but there were 45,000 options that vested at issuance. Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $47,052 and $0 for the three months ended June 30, 2018 and 2017, and $141,816 and $50,000 for the nine months ended June 30, 2018 and 2017, respectively. Unamortized share-based compensation expense as of June 30, 2018 amounted to $184,417 which is expected to recognize over the next 1.50 years.

11.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $0 and $4,506 as of June 30, 2018 and September 30, 2017, respectively.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $56,250 and $50,000 for three months ended June 30, 2018 and 2017, respectively $147,250 and $153,000 for the nine months ended June 30, 2018 and 2017, respectively.

A board member who is also a stockholder provided services to the Company. Expenses for these services totaled $0 for the three months ended June 30, 2018 and 2017, respectively and $0 and $9,000 respectively, for the nine months ended June 30, 2018 and 2017 and were included as general and administrative expenses in the accompanying consolidated statements of operations.

Included in professional fees were consulting fees paid to a related party as a condition to the TMN acquisition. Two agreements require certain services at a fixed fee of $16,500 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $60,000 and $109,500 in professional fees were paid under these 3 agreements for the three months ended June 30, 2018 and June 30, 2017, and $180,000 and $225,600 nine months ended June 30, 2018 and March 31, 2017 respectively and were included as professional services in the accompanying consolidated statements of operations.

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

Plan of Operations

Financial Gravity Companies, Inc. (“Financial Gravity”, “We” or the “Company”), based in Allen, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high net worth individuals. The Company’s services are focused on helping clients make more money and build wealth, most often with tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to make several acquisitions. The primary acquisition targets currently include accounting, bookkeeping, and financial advisory firms. In fiscal year 2015 the Company acquired two firms: Cloud9 Holdings Company (and its subsidiary Cloud9b2b) which was renamed Financial Gravity Business and Sash Corporation, doing business as Metro Data Processing (a Tulsa, OK payroll processor). In fiscal year 2016 the Company acquired Tax Master Network (formally known as Tax Coach Software) LLC. The Company is actively identifying additional potential acquisition candidates to fuel more rapid growth.

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

The Department of Labor’s Fiduciary Rule is a new ruling, was phased in April 10, 2017 – Jan. 1, 2018, that will automatically elevate all financial professionals who work with retirement plans or provide retirement planning advice to the level of a fiduciary, bound legally and ethically to meet the standards of that status. While the impact of this rule is uncertain, the Company is positioned to do what it has always done, control advisor fees and reduce one of the biggest “fees” in a mutual fund and ETF portfolio, which is “tax friction”. These taxes erode about 1% per year in performance.

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

To broaden the skillset of CPAs, the Company has created the Certified Tax Master® designation and partner program for CPA’s and Enrolled Agents (“EA’s”). To its knowledge, there is no program offering like this of its kind available elsewhere. This program was created in Financial Gravity Business but will be sold and build revenue in the Tax Master Network (formally known as Tax Coach Software) platform.

Financial Gravity Ventures, LLC.

This entity in the Company’s corporate family employs its M&A strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several acquisition opportunities.

Tax Master Network, LLC (formally known as Tax Coach Software, LLC.)

Tax Master Network (formally known as Tax Coach Software) (TMN) was a key acquisition in fiscal year 2016. TMN supports over 550 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. Not only did this acquisition bring high-end tax planning to Financial Gravity, but the TMN customer base adds significant business development opportunities for Financial Gravity Wealth. The Company developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016.

Sash Corporation (dba Metro Data Processing)

Sash Corporation Dba Metro Data Processing, based in Tulsa, OK was the Company’s first acquisition and Metro Data Processing is based in Tulsa, OK. The Company has been a fixture in payroll processing in the Tulsa area for years and should prove to be a compelling storefront to begin selling additional tax services.

The Company goes to market primarily via Financial Advisors and accountants. Its Partner Program is proven to provide financial professionals with recognized trademarked service offerings, business support, and marketing materials. These Intellectual Property/service marks include Financial Gravity®, Tax Blueprint®, Tax Operating System®, Bookkeeping with Purpose®, Diversity Trinity®, Investor Peace University®, Factor Based Investing™, Fractional Family Office®, TaxCoach™, and Certified Business Strategist™ offerings, allowing financial professionals in its Partner Program to add additional value to their clients and their business.

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

Results of Operations for the three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2018

Revenues

For the three months ended June 30, 2018, revenue increased $269,550 to $1,088,969 from $819,419 for the three months ended June 30, 2017. For the nine months ended June 30, 2018, revenue increased $772,884 to $5,332,997 from $2,560,113 for the nine months ended June 30, 2017. The increase in revenue is due in part to the onboarding of new clients.

Operating Expenses

Cost of services activity increased $1,651 to $13,570 for the three months ended June 30, 2018 from $11,919 for the three months ended June 30, 2017. The increase is primarily related to more clients signing up, cost of services activity increased $12,357 to $65,237 for the nine months ended June 30, 2018 from $52,883 for the nine months ended June 30, 2017. The increase is primarily related to more clients signing up.

Professional services expenses decreased $178,577 to $145,719 for the three months ended June 30, 2018 from $324,296 for the three months ended June 30, 2017. Professional services expenses decreased $328,241 to $625,706 for the nine months ended June 30, 2018 from $953,947 for the nine months ended June 30, 2017. This decrease is primarily due to changes of outside representation.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $3,856 to $28,803 for the three months ended June 30, 2018 from $24,947 for the three months ended June 30, 2017. Depreciation and amortization expenses increased $7,850 to $82,241 for the nine months ended June 30, 2018 from $74,391 for the nine months ended June 30, 2017. The increase is primarily due to assets purchased during the fiscal year 2018.

General and administrative expenses increased $467,508 to $575,177 for the three months ended June 30, 2018 from $107,669 for the three months ended June 30, 2017. General and administrative expenses increased $1,324,464 to $1,708,941 from $384,477 for the nine months ended June 30, 2018 and 2017. The increase is primarily due to an increase in costs associated with independent agent’s commissions and consulting cost.

Management fees – expenses increased $6,250 to $56,250 for the three months ended June 30, 2018 from $50,000 for the three months ended June 30, 2017 and decreased $5,750 to $147,250 for the nine months ended June 30, 2018 from $153,000 for the nine months ended June 30, 2017. This decrease is due to changes in the contract with Fourly, LLC.

Marketing expenses decreased $63,725 to $67,783 for the three months ended June 30, 2018 from $131,508 for the three months ended June 30, 2017 and decreased $101,959 to $206,018 for the nine months ended June 30, 2017 from $307,977 for the nine months ended June 30, 2017. This overall decrease is from eliminating and consolidating marketing tools.

Salaries and wages expenses decreased $251,412 to $278,713 for the three months ended June 30, 2018 from $530,125 for the three months ended June 30, 2017 and increased $187,394 to $1,498,948 for the nine months ended June 30, 2017 from $1,311,554 for the nine months ended June 30, 2017. Salaries and wages decrease are due to restructuring of staff members (hiring and separating of employees).

The Company experienced a decrease in its bottom line of $271,213 to a net loss of $104,078 for the three months ended June 30, 2018 from a net loss of $375,291 for the three months ended June 30, 2017, and for the nine months ended June 30, 2018 an increase in loss of $323,228 to $1,051,141 from a net loss of $720,502 for the nine months ended June 30, 2017, these losses are primarily attributable to the reasons noted above.

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

Tax Master Network (formally TaxCoach Software) has 3 types of services that are charged and collected on a month to month subscription basis (TaxCoach basic membership, All-Stars coaching, and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

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

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash and cash equivalents of $160,510. The decrease of $283,910 in cash and cash equivalents from September 30, 2017 was due to net cash used in operating activities of $934,274 and net cash used in investing activities of $55,992, offset by net cash provided by financing activities of $706,356.

Net cash used in operating activities was $934,274 for the nine months ended June 30, 2018, compared to $646,936 net cash used in operating activities for the nine months ended June 30, 2017. The net cash used in operating activities for the nine months ended June 30, 2018 was due to net loss of $1,051,141 adjusted primarily by the following: (1) depreciation and amortization of $82,241, and accounts payable – trade of $66,612, and the increase in G&A of $467,508.

Net cash provided by financing activities was $706,356 for the nine months ended June 30, 2018, compared to net cash provided by financing activities of $662,760 for the nine months ended June 30, 2017. Financing activities for the nine months ended June 30, 2018 consisted primarily of $740,000 in borrowings and $100,000 of proceeds from the sale of common stock; offset with payments made to reduce the Company’s debt obligations in the amount of $133,644.

As shown below, at June 30, 2018, our contractual cash obligations totaled approximately $1,103,349, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable	$338,168	$714,781	$–	$–	$1,052,949
Operating leases	50,400	–	–	–	50,400
Total contractual cash obligations	$388,568	$714,781	$–	$–	$1,103,349

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

We will need additional financing to implement our business plan. The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand an already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas in which it operates. In particular, the Company will need additional financing to:

☐	Effectuate its business plan and further develop its product and service lines;

☐	Expand its facilities, human resources, and infrastructure; and

☐	Increase its marketing efforts and lead generation.

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

Important factors affecting the Company's current ability to compete successfully include:

☐	lead generation and marketing costs;

☐	service delivery protocols;

☐	branded name advertising; and

☐	product and service pricing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
101.INS*	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

* to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2018	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2018	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	August 21, 2018
John Pollock	(Principal Executive Officer)

/s/ Paul Williams	Vice Chairman, CFO	August 21, 2018
Paul Williams	(Principal Financial Officer)

/s/ Dan Sundby	Director	August 21, 2018
Dan Sundby

/s/ Edward A. Lyon	Director	August 21, 2018
Edward A. Lyon

/s/ George Crumley	Director	August 21, 2018
George Crumley

