Form 10-K
period 2018-09-30
Financial Gravity Companies, Inc.
filed 2019-01-15
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Financial Gravity Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	001-34770	20-4057712
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

800 N. Watters Rd., Suite 150, Allen, Texas 75013

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $3,046,000 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of January 15, 2019 was 35,837,900.

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

Organic growth has come in four key areas.

•	Partner Program

•	Tax Services, including Tax Blueprint® and ongoing Tax Operating System® services

•	Wealth Management Services

•	Other Products and Services (Insurance and other miscellaneous products and services).

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

Financial Gravity Operations, Inc. Financial Gravity Operations manages operational expenses for the shared services of the subsidiaries. This entity integrates the delivery of Financial Gravity Tax, Business, and Wealth Solutions to Financial Gravity’s growing customer base around the country. This integration is what sets Financial Gravity apart from its peers.

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

Financial Gravity Wealth, Inc. formerly Pollock Advisory Group, Inc. Financial Gravity Wealth is a registered investment advisor and provides asset management services. An RIA is an advisor or firm engaged in financial planning and wealth management business and is registered either with the Securities and Exchange Commission (SEC) or state securities authorities. An RIA has a fiduciary duty to its clients, which means that the RIA has a fundamental obligation to provide suitable investment advice and always act in the clients’ best interests.

Financial Gravity Business, LLC formerly Cloud9b2b, LLC Financial Gravity Business provides business consulting services to Small Business Owners that identify way to leverage a business’ current assets (people, platforms and processes) and reduce exposure to risk, both short-term and long-term, while simplifying the business and increasing profitability. Financial Gravity Business is the only non-product centric business system for financial advisors that helps them serve the needs of the small business owner without needing to sell a financial services product such as a life insurance policy or a 401(k) plan. To broaden the skillset of CPAs, the Company has created the Certified Tax Master® designation and partner program for CPA’s and Enrolled Agents.

Financial Gravity Ventures, LLC formerly Cloud9Accelerator, LLC Financial Gravity Ventures holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure.

Sash Corporation dba Metro Data Processing Metro Data Processing provides payroll services, software and support solutions to business owners. The business accounts of Sash Corporation dba Metro Data Processing (MDP) were sold to Automatic Data Processing (ADP) during fiscal 2018. Subsequent to the sale, MDP filed for dissolution and all financial accounts were closed prior to fiscal year end.

Tax Master Network, LLC formerly Tax Coach Software, LLC  Tax Master Network® provides three primary services including monthly subscriptions to the “TaxCoach” software system, coaching and email marketing services. Tax Coach Software (TCS) was a key acquisition in fiscal year 2016. TCS supports over 550 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. TCS developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016.

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

Employees

As of September 30, 2018, the Company had approximately 16 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 800 N Watters Road, Suite 120, Allen, Texas 75013, where Financial Gravity has 4,015 square feet of office space under lease. Pursuant to an office lease dated December 3, 2013, Financial Gravity is required to make monthly lease payments of $7,984 per month (including operating expenses). The lease expired on October 31, 2018. Financial Gravity entered into a new lease agreement with HPC Services, LLC. starting November 1, 2018. Financial Gravity expanded its new headquarters office space in the same building and moved to a new suite. The new corporate headquarters new address is at 800 N. Watters Rd. Suite 150, Allen, TX 75013.

Metro Data Processing’s offices are located at 1545 S. Harvard Avenue, Tulsa, Oklahoma 74112, where the company occupies 1,590 square feet of office space under lease. Pursuant to an office lease dated September 10, 2015, Metro Data Processing is required to make monthly lease payments of $1,126 per month (including operating expenses). The lease was terminated in June 2018.

Tax Coach Software’s offices are located at 2619 Erie Ave., Suite 2D, Cincinnati, Ohio 75208. The company makes monthly lease payments of $1,325 per month (including operating expenses) pursuant to a month to month lease agreement with a 30-day notice to terminate.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol FGCO. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended September 30, 2017	High	Low
First Quarter	$3.34	$0.01
Second Quarter	$2.50	$0.85
Third Quarter	$1.06	$0.08
Fourth Quarter	$1.05	$0.60

Fiscal Year Ended September 30, 2018	High	Low
First Quarter	$1.50	$0.04
Second Quarter	$0.50	$0.06
Third Quarter	$0.33	$0.05
Fourth Quarter	$0.10	$0.05

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on December 31, 2018 was 1,689.

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

During the year ended September 30, 2018 an aggregate of 100,000 shares of the Company’s common stock have been sold for $100,000.

Subsequent to September 30, 2018, an aggregate of 150,000 options to purchase the Company’s common stock have been granted.

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

The Company’s option grants were affected pursuant to Rule 701 promulgated under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended September 30, 2018 or 2017.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

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

Financial Gravity Tax, Inc. formerly Business Legacy, Inc.

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

Financial Gravity Wealth, Inc. formerly Pollock Advisory Group, Inc.

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

The Department of Labor's fiduciary rule is officially dead. The fiduciary rule, also known officially as the “Conflict of Interest” rule, states advisers have to give conflict-free advice on retirement accounts, putting their clients' needs ahead of their own potential compensation.

Although the Department of Labor’s Fiduciary Rule was struck down by the Fifth Circuit Court, we will still maintain the fiduciary standard as a company, because we think it is best for the client.

Only 5% of all financial planners are RIAs. The advantage of the RIA model is lower cost to the client. Also, since RIAs are not compensated by commissions on financial products, their advice is considered less biased and more accurate. Coupled with tax savings, its status as a RIA makes the Company very attractive to the most profitable clients.

Financial Gravity Business, LLC formerly Cloud9b2b, LLC

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

Financial Gravity Ventures, LLC formerly Cloud9Accelerator, LLC

This entity in the Company’s corporate family employs its M&A strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several acquisition opportunities.

Tax Master Network, LLC formerly Tax Coach Software, LLC

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

Sash Corporation dba Metro Data Processing

Sash Corporation dba Metro Data Processing, based in Tulsa, OK was the Company’s first acquisition and Metro Data Processing is based in Tulsa, OK. The Company has been a fixture in payroll processing in the Tulsa area for years and should prove to be a compelling storefront to begin selling additional tax services. The business accounts of Sash Corporation dba Metro Data Processing (MDP) were sold to Automatic Data Processing (ADP). Subsequent to the sale, MDP filed for dissolution and all financial accounts were closed prior to fiscal year end.

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

Significant effort and investment capital have been incurred by the Company over the past few years in order to attract and maintain a qualified and capable staff, develop proprietary solutions, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. Given the short time frame this current market opportunity has existed and due to the complexity of the model, the Company has a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the year ended September 30, 2018 compared to the year ended September 30, 2017

Revenues

For the year ended September 30, 2018, revenue increased $356,494 to $3,886,993 from $3,530,499 for the year ended September 30, 2017. The increase in revenue is primarily due to the increase of assets under management customers with Financial Gravity.

Operating Expenses

Professional services expenses include consulting fees, legal expense, professional fees, contract labor, business consulting, computer and internet expense, and earnest money forfeited. Professional services expenses decreased $169,845 to $827,272 for the year ended September 30, 2018 from $997,117 for the year ended September 30, 2017. This decrease is primarily attributable to reduced need of temporary staff members needed to assist with tax returns.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $13,378 to $113,122 for the year ended September 30, 2018 from $99,744 for the year ended September 30, 2017. The increase is primarily due to the addition of computer equipment purchases.

General and administrative expenses increased $208,303 to $956,784 for the year ended September 30, 2018 from $748,481 for the year ended September 30, 2017. The increase is primarily due to an increase in costs associated with the growth of the partner program.

Management fees – related party expenses increased $3,000 to $203,000 for the year ended September 30, 2018 from $200,000 for the year ended September 30, 2017.

Marketing expenses decreased $108,569 to $266,930 for the year ended September 30, 2018 from $375,499 for the year ended September 30, 2017. The decrease is primarily due to consolidating outside vendors used and bringing marketing efforts in-house.

Salaries and wages expenses increased $886,443 to $2,847,559 for the year ended September 30, 2018 from $1,961,126 for the year ended September 30, 2017. During the year ended September 30, 2018, the increase is primarily attributed to the restructuring of the commission grid which increased payouts to the sales teams and an increased stock-based compensation expense related to an increase in options granted during the year.

The Company experienced an increased net loss of $544,657 to a net loss of $1,520,632 for the year ended September 30, 2018 from a net loss of $975,975 for the year ended September 30, 2017, primarily attributable to the reasons noted above.

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

Trade accounts receivable are carried at the invoiced amount less estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $21,876 and $17,014 as of September 30, 2018 and 2017, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate from 1.49% to 2.55% in 2018 and 0.85% to 1.41% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 36% - 137%.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash and cash equivalents of $32,220. The decrease of $412,200 in cash and cash equivalents from September 30, 2017 was due to net cash used in operating activities of $1,097,020, net cash used in investing activities of $60,639, and net cash provided by financing actives of $745,459.

Net cash used in operating activities was $1,097,020 for the year ended September 30, 2018, compared to $745,311 net cash used in operating activities for the year ended September 30, 2017. The net cash used in operating activities for the year ended September 30, 2018 was due to net loss of $1,520,632, adjusted primarily by the following: increases in depreciation and amortization of $13,378, stock based compensation of $206,484, accounts payable – trade of $53,621, and decreases in trade account receivable of $72,012, prepaid expenses of $38,946, and deferred revenue of $95,601.

Net cash used in investing activities was $60,639 for the year ended September 30, 2018, compared to net cash used in investing activities of $1,536 for the year ended September 30, 2017. The Company purchased more equipment and trademarks during the year ended September 30, 2018 compared to September 30, 2017.

Net cash provided by financing activities was $745,459 for the year ended September 30, 2018, compared to net cash provided by financing activities of $1,058,464 for the year ended September 30, 2017. Financing activities for the year ended September 30, 2018 consisted primarily of $100,000 in proceeds from sales of common stock and $817,561 in proceeds from debt offset by $172,102 in payments on debt.

As shown below, at September 30, 2018, its contractual cash obligations totaled approximately $1,577,514 all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Notes payable	$356,173	$676,233	$–	$–	$1,032,406
Operating leases	74,022	281,104	130,336	–	485,462
Line of Credit	59,646	–	–	–	59,646
Total contractual cash obligations	$489,841	$957,337	$130,336	$–	$1,577,514

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of September 30, 2018 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of September 30, 2018. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of his assessment with its board of directors.

Based on its evaluation under this framework, management concluded that its internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

•	Insufficient Resources: The Company has inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.
•	Inadequate Segregation of Duties: The Company has inadequate number of personnel to properly segregate duties to implement control procedures.

This annual report does not include an attestation report of its Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, the following change was made in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	The Company has implemented a robust check disbursement policy that includes the following key control points: first, the controller who handles check disbursements is not an authorized signer on any bank account and cannot sign checks; second, any disbursement amount less than $5,000.00 requires written approval from one (1) member of the leadership team; third, any disbursement amount of more than $5,000.00 and equal to or less than $24,999.99 requires written approval of two (2) members of the leadership team; fourth, any disbursement amount of $25,000.00 or more requires approval by the Board of Directors; and fifth, all disbursements are reviewed and approved by the Chief Operating Officer. As an additional control, all disbursement checks are signed by the CEO when available, and if the CEO is unable to sign, disbursement checks are signed by a member of the leadership team. All disbursements are controlled through a formal check disbursement process that includes an official check disbursement request form. This form is reviewed and signed by the appropriate parties as referenced above. The leadership team currently comprises the following members: The Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Chief Tax Strategist, the Chief Sales Officer, and the Director of Operations.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2018.

Name	Age	Position with the Company
John Pollock	51	Chairman of the Board, Chief Executive Officer
Paul Williams	62	Vice Chairman of the Board, Chief Financial Officer, Secretary and Treasurer
Dan Sundby	55	Chief Sales Officer
Edward A. Lyon	53	Chief Tax Strategist and Board Member
George Crumley	50	Assistant Secretary, Assistant Treasurer and Board Member
David Myers	66	Board Member
Michael Ashby	65	Board Member
Todd Bourgeois	57	Board Member
Debbie Buckner	55	President, Chief Operating Officer, and Board Member

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

Paul O. Williams, 62, has served on the Financial Gravity Companies, Inc. (OTC: FGCO) Board of Directors and as Vice Chairman of the Board since 2015, and has served as our Chief Financial Officer and Secretary – Treasurer since 2016. He graduated from Austin College in Sherman, Texas in 1978 and the Institute for Organization Management in Washington, DC in 1982. Since 2007, Mr. Williams has served as Chief Executive Officer of Bison Financial Group, Inc., a corporate financial advisory and business development firm serving middle market growth companies.

Mr. Williams also serves as an officer and director of two other public companies. On behalf of Worldwide Specialty Chemicals, Inc. based in Dallas, TX, Mr. Williams has served as Vice Chairman of the Board and Chief Financial Officer since 2018. On behalf of Light Engine Design Corp. (OTC: TLED) based in Phoenix, AZ, Mr. Williams has served as Chairman of the Board and Chief Financial Officer since 2017.

Mr. Williams also serves as an officer and director of three other private companies. Mr. Williams currently serves as: Vice Chairman of the Board & Chief Financial Officer of Dynamic Chemical Solutions, Inc. in Frisco, Texas since 2016; Chairman of the Board & Chief Financial Officer of Curtis Mathes, Inc. in Frisco, Texas since 2013; and Chairman of the Board of Championship Sports Group, Inc. in Frisco, Texas since 2012. Mr. Williams also currently serves on the Board of Directors and Executive Committee of the Frisco (Texas) Chamber of Commerce and served as their Chairman of the Board in 2007. In 2009, he was recognized as the CFO of the Year for North Texas by the Dallas Business Journal.

Within the last five years, on behalf of Halo Companies, Inc. (OTC: HALN), Mr. Williams previously served as Vice Chairman of the Board, Treasurer, and Assistant Secretary from 2009 to 2017, and served as Chief Financial Officer from 2009 to 2012 and from 2015 to 2017.

The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to the conclusion that he is qualified to serve as a director for the Company. Mr. Williams’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Over 40 years of business experience, primarily in capital markets, mergers, and acquisitions
•	Has served as both officer and director of other public companies
•	Financial Gravity is the third public company for which Mr. Williams is serving as Chief Financial Officer
•	Within the last 5 years, Mr. Williams served as Vice-Chairman of the Board and Chief Financial Officer at Halo Companies, Inc., a public company, and Chairman of the Board and Chief Financial Officer of Light Engine Design Corp., a public company

Dan Sundby, 55, brings over 30 years of experience in sales, sales management, and sales training. Before joining Financial Gravity in 2017, Mr. Sundby served as the Sales Manager-Columbus Division for Fischer Homes in Erlanger, KY from October 2013 to March 2017. In that role, Mr. Sundby was primarily responsible for recruiting, training, and leading sales teams for the Columbus Division. Prior to joining Fischer Homes, in October 2008 Mr. Sundby founded Insurance Green Marketing Group in Colorado, where he recruited and trained sales teams for an insurance marketing group and also operated as an independent sales agent in the insurance industry. He has built sales teams nationally within the insurance and financial services industries. Dan’s organization was consistently the top producing team with each company he recruited and trained for. Dan also recruited and trained sales teams in the receivables management industry and with a regional home builder with record setting performance in each. Dan is currently serving as Chief Sales Officer for Financial Gravity and is responsible for building the Company’s nationwide agent team.

Edward A. Lyon, 53, has been the Company’s Chief Tax Strategist and a Director since October 2015. From 2005 until 2015, he was Partner-in-Charge of Content at Tax Coach Software, which he founded in 2005. Mr. Lyon received a B.A. in History from Hamilton College in 1986 and a J.D. from the University of Cincinnati College of Law in 1991. Mr. Lyon’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

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

David Myers, 66, has been on the Board of Directors since August 28, 2018. From 2013 to March 2018, he served as Vice President, Strategy & Analytics for McGraw-Hill Education, a learning science company and one of the “big three” educational publishers that provide customized educational content, software, and services for pre-K through postgraduate education. At McGraw-Hill, he was responsible for market analytics, market research, pricing strategy, business and competitive intelligence, state adoption planning and strategic planning. From 2011 to 2013, Mr. Myers served as Senior Manager, Business Development for Mimio Interactive Teaching Technologies, which provides innovative, engaging, and affordable educational technology and solutions that provide a better way to learn. At Mimio, he was responsible for developing a team and implementing a suite of business intelligence programs (market research, competitive intelligence, global market share and financial scenario models). Mr. Myers’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	A deep understanding of the role technology plays as an enabler of competitive business advantage
•	Deep experience building and leading skilled teams
•	Adept at applying marketing analytics, market research, pricing strategy and competitive intelligence to the strategic planning for enterprises
•	Skills in team-building, analytics, operations and organizational optimization

Michael Ashby, 65, has been on the Board of Directors since August 28, 2018. Since March 2015, he has managed a variety of consulting engagements -- both domestic and internationally – through his personal consulting company. In January 2015, he served as a consultant for Ashby OpsComm, an industrial consulting and engineering firm. In that role, Mr. Ashby as Startup Manager for the Al Hosn super sour gas plant startup in the UAE – and successfully brought on line the largest sour gas processing plant in the world with no major incidents. Mr. Ashby also spent over a decade with Occidental Petroleum in a series of management roles with ever-growing responsibility, most recently as World Wide Engineering Chief of Surface Operations and Engineering responsible for operations and technical support of all business units across the globe. Mr. Ashby’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Decades of experience working in complex project management
•	Strong people skills at all levels of an organization, from front-line workers to senior management
•	Superior planning and execution skills

Todd Bourgeois, 57, has been on the Board of Directors since August 28, 2018. Mr. Bourgeois has had a long career with Coca-Cola Bottlers, Inc. (from 1982 forward), most recently as Vice President of Business Integration for Coca-Cola Southwest Beverages. In his most recent role, Mr. Bourgeois was responsible for leading a team that spearheaded all Critical Business Transformation Projects throughout Coca Cola Southwest Beverages, Inc. including formulation of ROI Synergy initiatives as well as Operational Plans for execution of these projects. He reported directly to the CEO of Coca-Cola Southwest Beverages and managed a Team of Project Coordinators, Analysts and multiple external consultant teams (McKinsey, Deloitte, Accenture). Mr. Bourgeois’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Over 30 years of experience managing diverse teams for a broad range of business improvement projects
•	Experience managing large sales and marketing organizations

Debbie Buckner, 55, has been on the Board of Directors since August 28, 2018. Immediately prior to joining the Company, Ms. Buckner served as Chief Operations Officer for CDR Electronics, a retail provider of consumer electronics, based in Oklahoma City. Ms. Buckner served in that role since 2017 and during her tenure, re-engineered the company’s organizational foundation to create clarity, discipline and accountability. She also exceeded the annual budget, and successfully led the implementation of several major company-wide initiatives. From 2016 to 2017, Ms. Buckner served as an independent consultant and coach, working in McKinney, Texas through two organizations: IRIO – with a focus on technology & experiential marketing; and Nicka & Associates – with a focus on medical coding, compliance and education. From 2005 to 2015, Ms. Buckner worked for Crossmark, a sales and marketing services company in the consumer goods and services industry, based in Plano, Texas. In her most recent role for Crossmark, Ms. Buckner served as Vice President of Operations (Training & Development/Support Services/Client Operations). During her service in that senior role, Ms. Buckner led the company’s Learning Management System implementation for 30,000 field-based employees, as well as several other key initiatives having direct P&L impact. Ms. Buckner’s specific experience, qualifications, attributes or skills that led to the conclusion that she should serve as a director for the Company:

•	Over 10 years of experience directing teams and leading company-wide initiatives in the consumer goods and services industry
•	Success leading multi-million dollar domestic and international initiatives

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2018 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2018, or written representations that Form 5 was not required for fiscal year 2018, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2018 and 2017 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2018 and 2017; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2018 and 2017.

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
John Pollock	2018	$23,660	$–	$–	$–		$203,000	$226,660
CEO, Principal Executive Officer	2017	100,000	–	–	–		200,000	300,000

Paul Williams	2018	$94,584	$–	$–	$–		$–	$94,584
CFO, Principal Financial Officer	2017	96,000	–	–	–		–	96,000

Dan Sundby	2018	$132,797	$15,000	$–	$116,292	(1)	$–	$264,089
CSO	2017	100,000	–	–	19,382	(1)	–	119,382

Dave Crowley	2018	$258,158	$20,000	$–	$–		$–	$278,158
Principal Advisor	2017	100,000	–	–	–		–	100,000

Edward A. Lyon	2018	$42,000	$–	$–	$–		$198,000	$240,000
CTS	2017	42,000	–	–	–		198,000	240,000

(1) The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate from 1.49% to 2.55% in 2018 and 0.85% to 1.41% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 36% - 137%. The aggregate grant date fair value of the option award is $232,596, to be recognized over the term of the option award.

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

For the fiscal year ended September 30, 2018, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any of the Directors or executive officers and none of the Directors or executive officers exercised any stock options or stock appreciation rights. There are no non-equity incentive plan agreements with any of the Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

Dan Sundby has options currently vesting and the options will be fully vested in July 2019.

Compensation of Directors

This section is not applicable as there was no director compensation for year ended September 30, 2018.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of September 30, 2018, of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

(1)	except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.
(2)	The address for each such beneficial owner is 800 N. Watters Road, Suite 120, Allen, Texas 75013.
(3)	Includes 180,000 options that vested upon closing of the merger on September 30, 2016.
(4)	Includes 650,000 options that vested upon closing of the merger on September 30, 2016.
(5)	Non-director or executive officer with more than 5% ownership.

*	indicates an ownership percentage of less than one percent.

Beneficial Owner (1)	Amount of Beneficial Ownership (1)	Percentage of Shares
John Pollock (2)	15,037,962	39.3%
Dave Crowley (2, 4)	3,000,000	7.8%
Keith VandeStadt (2, 4, 5)	2,821,500	7.4%
Edward A. Lyon (2)	2,593,500	6.8%
Paul Williams (2)	1,896,414	5.0%
Michael Ashby (2, 6)	895,000	*
Dan Sundby (2, 3)	354,167	*
Todd Bourgeois (2, 7)	325,000	*
George Crumley (2, 5)	150,000	*
David Myers (2, 5)	150,000	*
Debbie Buckner (2)	–	–
Directors and executive officers as group (nine persons)	21,402,043	55.9%

(1)	Each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2)	The address for each such beneficial owner is 800 N. Watters Road, Suite 120, Allen, Texas 75013.

(3)	Includes 291,667 shares subject to options that are currently vested, plus an additional 208,333 shares subject to options that vest within 10 months not used.

(4)	Non-director or executive officer with more than 5% ownership.

(5)	Represents shares subject to options that are currently vested.

(6)	Includes 150,000 shares subject to options that are currently vested, and 25,000 shares subject to warrants that are currently vested, and 720,000 shares of common stock.

(7)	Includes 175,000 shares subject to options that are currently vested, and 150,000 shares of common stock.

*	indicates an ownership percentage of less than one percent.

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

Equity Compensation Plan Information

	A (1)		B	C

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A)
Equity compensation plans approved by security holders (2015 Stock Option Plan)	9,000,000	(2,4)	$–	–	(4)
Equity compensation plans not approved by security holders (2016 Stock Option Plan)	20,000,000	(3)	0.58	16,368,462	(5)
Total	29,000,000	(4)	$0.58	16,368,462

(1)	As consequence of the Merger, outstanding options of the 2015 Plan in the amount of 2,200,346 of the Company’s shares have vested.
(2)	Shares subject to stock options under 2015 Stock Option Plan.
(3)	Shares subject to stock options under 2016 Stock Option Plan.
(4)	The 2015 Stock Option Plan was replaced by the 2016 Stock Option Plan.
(5)	Shares available for grant of stock options to employees, directors and consultants under the 2016 Stock Option Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance. The 2015 Stock Option Plan and the 2016 Stock Option Plan were adopted without approval of Company security holders.

The Company has granted stock options to certain employees and contractors under its 2015 Stock Option Plan, assumed from Financial Gravity Holdings and under its 2016 Stock Option Plan. The Company is authorized to issue an aggregate of 20,000,000 options, of which 16,368,462 remain available for issuance, as non- statutory (non-qualified) stock options, under the 2016 Stock Option Plan. Currently outstanding options under the 2015 and 2016 Stock Option Plans vest over a period of no greater than two years and expire ten years from the grant date.

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

TaxTuneup, LLC, which is an entity owned by Mr. Edward A. Lyon, a current director of the Company, received approximately 43% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $864,500. As a consequence of such issuance, Mr. Lyon is the beneficial owner of 6.8% of the Company’s common stock as of September 30, 2018 (after giving effect to the Merger).

Additionally, Van Data, LLC, which is an entity owned Keith VandeStadt, a greater than 5% beneficial shareholder of the Company, received approximately 47% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $940,500. As a consequence of such issuance, Mr. VandeStadt is the beneficial owner of 7.4% of the Company’s common stock as of September 30, 2018 (after giving effect to the Merger).

In the Tax Coach Software Transaction, the shares of Financial Gravity Holdings common stock received by TaxTuneup, LLC (owned by Mr. Lyon), do not include any of the shares of Financial Gravity Holdings common stock received by Van Data, LLC (owned by Mr. VandeStadt). Their respective holdings of Company common stock are completely separated.

During fiscal 2018 and 2017, TaxTuneup, LLC, an entity owned by Mr. Edward A. Lyon, received the sum of $198,000 and $198,000, respectively, from the Company, in compensation for strategic tax planning recommendations and research, business consulting and writing of books and tax planning and Tax Master Network® related content.

During fiscal year 2018 and 2017, the Company paid $138,980 and $198,000, respectively, to Van Data, LLC, a consulting firm owned and controlled by Keith VandeStadt, in compensation for maintaining the Tax Coach Software application and data, making enhancements and modifications to software as needed, maintaining server platform and web environment, applying updates to licensed content, and other services agreed upon in writing.

During fiscal 2018 and 2017, a company owned and controlled by Mr. John Pollock (Fourly Enterprises, LLC) received the sum of $203,000 and $200,000, respectively, from the Company, in compensation for strategic business planning and consulting, business development, process and technology development.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC System. For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. The Company’s Board of Directors has determined that, of the Company’s present directors, each of George Crumley, David Myers, Michael Ashby, and Todd Bourgeois, constituting four of the eight members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that John Pollock, Debbie Buckner, Paul Williams and Edward A. Lyon are not “independent directors” since they currently serve as executive officers of the Company.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Whitley Penn LLP for professional services rendered for the fiscal years ended September 30, 2018 and 2017, respectively.

Audit Fees. Fees billed for services by Whitley Penn LLP were $103,238 for fiscal year 2018 and $126,687 for fiscal year 2017. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. None

Tax Fees. Fees billed or remainder to be billed for tax services by Whitley Penn LLP were $13,500 for fiscal year 2018 and $11,200 for fiscal year 2017

All Other Fees. None

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

Date: January 15, 2019	By:	/s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: January 15, 2019	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	January 15, 2019
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	January 15, 2019
Paul Williams	(principal financial officer)

/s/ George E. Crumley	Director	January 15, 2019
George E. Crumley

/s/ Edward A. Lyon	Director	January 15, 2019
Edward A. Lyon

/s/ David Myers	Director	January 15, 2019
David Myers

/s/ Michael Ashby	Director	January 15, 2019
Michael Ashby

/s/ Todd Bourgeois	Director	January 15, 2019
Todd Bourgeois

/s/ Debbie Buckner
Debbie Buckner	Director	January 15, 2019

FINANCIAL GRAVITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Financial Gravity Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Financial Gravity Companies, Inc. (the “Company”), as of September 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2016.

/s/ Whitley Penn LLP

Dallas, Texas

January 15, 2019

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30,

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,220	$444,420
Trade accounts receivable, net	15,907	109,795
Accounts receivable - related party	1,791	4,506
Prepaid expenses	25,657	64,603
Total current assets	75,575	623,324

OTHER ASSETS
Property and equipment, net	138,286	127,503
Customer relationships, net	11,225	22,450
Proprietary content, net	328,188	393,824
Trade name	69,300	69,300
Non-compete agreements, net	10,520	15,780
Intellectual Property	48,940	30,085
Goodwill	1,094,702	1,094,702

TOTAL ASSETS	$1,776,736	$2,376,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$105,435	$51,814
Accrued expenses	132,989	122,552
Deferred revenue	–	95,601
Line of credit	59,646	–
Notes payable	356,173	165,562
Total current liabilities	654,243	435,529

NOTES PAYABLE	676,233	281,031

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 35,837,900 shares issued and outstanding as of September 30, 2018 and 35,737,900 shares issued and outstanding as of September 30, 2017	35,838	35,738
Additional paid-in capital	5,986,052	5,679,668
Accumulated deficit	(5,575,630)	(4,054,998)
Total stockholders’ equity	446,260	1,660,408

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,776,736	$2,376,968

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30,

	2018	2017
REVENUE
Investment management fees	$1,775,838	$1,279,206
Service income	2,109,765	2,195,718
Commissions	1,390	50,575
Rental income	–	5,000
Total revenue	3,886,993	3,530,499

OPERATING EXPENSES
Cost of services	85,998	73,004
Professional services	827,272	997,117
Depreciation and amortization	113,122	99,744
General and administrative	956,784	748,481
Management fees - related party	203,000	200,000
Marketing	266,930	375,499
Salaries and wages	2,847,559	1,961,126
Total operating expenses	5,300,665	4,454,971

Net operating loss	(1,413,672)	(924,472)

OTHER EXPENSE
Interest expense	(106,960)	(51,503)
Total other expense	(106,960)	(51,503)

NET LOSS	$(1,520,632)	$(975,975)

LOSS PER SHARE - Basic and Diluted	$(0.04)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2018 and 2017

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2016	34,862,900	34,863	4,768,596	(3,079,023)	1,724,436

Common stock issued under a private placement memorandum	725,000	725	724,275	–	725,000

Release of Pacific Oil Company shares for settlement of pre-acquisition liabilities	–	–	23,674	–	23,674

Common stock issued in exchange for services	150,000	150	112,350	–	112,500

Stock based compensation	–	–	50,773	–	50,773

Net loss	–	–	–	(975,975)	(975,975)

Balance at September 30, 2017	35,737,900	35,738	5,679,668	(4,054,998)	1,660,408

Common stock issued under a private placement memorandum	100,000	100	99,900	–	100,000

Stock based compensation	–	–	206,484	–	206,484

Net loss	–	–	–	(1,520,632)	(1,520,632)

Balance at September 30, 2018	35,837,900	$35,838	$5,986,052	$(5,575,630)	$446,260

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,520,632)	$(975,975)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	113,122	99,744
Common stock issued in exchange for services	–	112,500
Stock based compensation	206,484	50,773
Bad debt expense	21,876	–
Changes in operating assets and liabilities
Trade accounts receivable, net	72,012	(30,952)
Accounts receivable - related party	2,715	–
Prepaid expenses	38,946	(32,364)
Accounts payable - trade	53,621	24,585
Accrued expenses	10,437	18,898
Deferred revenue	(95,601)	62,862
Pre-merger payables	–	(75,382)
Net cash used in operating activities	(1,097,020)	(745,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from the sale of investment	–	10,000
Cash paid for purchase of property and equipment	(41,783)	(4,043)
Purchases of trademarks	(18,856)	(7,493)
Net cash used in investing activities	(60,639)	(1,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	77,561	42,377
Payments on line of credit	(110,089)	(62,109)
Borrowings from note payable	740,000	450,000
Payments on note payable	(62,013)	(96,804)
Proceeds from the sale of common stock	100,000	725,000
Net cash provided by financing activities	745,459	1,058,464

TOTAL CHANGE IN CASH AND CASH EQUIVALENTS	(412,200)	311,617

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	444,420	132,803

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,220	$444,420

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$95,756	$48,586
Taxes	$–	$–

Settlement of payables owed by legacy Pacific Oil Company Stockholders	$–	$23,674

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

Financial Gravity Business, LLC. (“FGB”) formerly Cloud9b2b, LLC (“Cloud9 B2B”) was acquired by Cloud9 Holdings Company effective December 31, 2014 and provides business consulting services to Small Business Owners that identify ways to leverage a business’ current assets (people, platforms and processes) and reduce exposure to risk, both short-term and long-term, while simplifying the business and increasing profitability. FGB does not have any financial activity through September 30, 2018.

Financial Gravity Ventures, LLC. (“FGV”) formerly Cloud9 Accelerator, LLC was acquired by Cloud9 Holdings Company (Cloud9) effective December 31, 2014 and holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure. FGV did not have any financial activity through September 30, 2018.

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

SASH Corporation, an Oklahoma corporation doing business as Metro Data Processing (“MDP”) was acquired August 12, 2015. The purchase was made by Cloud9Accelerator, LLC. MDP is located in Tulsa, Oklahoma, and provides payroll services, software, and support solutions to business owners. This business was sold during fiscal 2018 for a net gain of $28,585.

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

Basis of Consolidation

The consolidated financial statements include the accounts of FGH, FGO, including Cloud9B2B and Cloud9 Accelerator, LLC, FGW (PAG), FGT (BLI), TMN (TCS) and MDP (through June 2018), (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $21,876 and $17,014 as of September 30, 2018 and 2017, respectively.

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

Customer Relationships

The customer relationships acquired from the TCS purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to it on the date of the purchase . The customer relationships are being amortized on a straight-line basis over a four- year estimated life. During the years ended September 30, 2018 and 2017, the Company recorded amortization expense of $11,225 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2018 and 2017 was $33,675, and $22,450 respectively.

Future amortization of customer relationships is estimated to be as follows for the years ended September 30:

2019	$11,225
$11,225

Proprietary Content

The proprietary content acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During the years ended September 30, 2018 and 2017, the Company recorded amortization expense of $65,638 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2018 and 2017 was $196,912 and $131,276, respectively.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2019	$65,638
2020	65,638
2021	65,638
2022	65,638
2023	65,636
$328,188

Trade Name

The trade name acquired as a part of the TCS purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to it on the date of the purchase. Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2018 and 2017.

Non-compete Agreements

Non-compete agreements established as a part of the TCS purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to them on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During the years ended September 30, 2018 and 2017, the Company recorded amortization expense of $5,260 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2018 and 2017 was $15,780 and $10,520, respectively.

Future amortization of the non-compete agreements is estimated to be as follows for the years ended September 30:

2019	$5,260
2020	5,260
$10,520

Trademarks

The Company accounts for trademarks in accordance with GAAP and accordingly, trademarks are stated at cost. Trademarks with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the trademarks have an indefinite life and do not consider the value of trademarks recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2018 and 2017.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded for TCS in the accompanying consolidated balance sheet to be impaired as of September 30, 2018, and 2017. However, goodwill attributed to Cloud9 and MDP was deemed to be impaired as of September 30, 2017 as that business offering has been discontinued.

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

Goodwill consists of the following:

Goodwill at September 30, 2017	$1,094,702
Goodwill at September 30, 2018	$1,094,702

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of September 30, 2018 and 2017.

From time to time, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s Federal returns since 2015 are still subject for examination by taxing authorities.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,830,228 and 35,361,321 for years ended September 30, 2018 and 2017, respectively.

For the years ended September 30, 2018 and 2017, approximately 3,631,538 and 2,817,146 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense were $266,930 and $375,499 for the years ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate from 1.49% to 2.55% in 2018 and 0.85% to 1.41% in 2017, dividend yield of 0%, expected life of 2 years and volatility of 36% to 137%.

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

Future Accounting Pronouncements

In February 2017, the FASB issued ASU Update No. 2017-02 Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2017-02 is effective for the years beginning after December 15, 2018 and for all periods presented. Early application of the amendments in this ASU is permitted. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In March 2017, the FASB issued ASU Update No. 2017-07, Investments – Equity Method and Joint Ventures (Topic 323). The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2017-07 is effective for the years beginning after December 15, 2017. Early application of the amendments in this ASU is permitted. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In March 2017, the FASB issued ASU Update No. 2017-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the criteria in determining a principal versus agent relationship. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In March 2017, the FASB issued ASU Update No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update are to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has yet to do a full analysis on the impact this will have but will do during the next fiscal year. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

2.          PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

	Estimated Service Lives	2018	2017
Furniture, fixtures and equipment	2 to 5 years	$53,721	$11,039
Internally developed software	10 years	152,000	152,000
		205,721	163,039
Less accumulated depreciation and amortization		67,435	35,536
		$138,286	$127,503

Depreciation expense was $31,899 and $17,622 during the years ended September 30, 2018 and 2017, respectively.

3.          INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Trademarks at September 30, 2016	22,592
Trademarks purchased at cost	7,493
Trademarks at September 30, 2017	$30,085
Trademarks purchased at cost	18,855
Trademarks at September 30, 2018	$48,940

4.         LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $59,646 and $0 for the years ended September 30, 2018 and 2017, respectively.

5.         NOTES PAYABLE

With the acquisition of Tax Coach Software, LLC, the Company also acquired a promissory note payable to The Huntington National Bank. The note permits maximum borrowings of $100,000. Interest is paid monthly at prime plus 1.25% and the balance is due on demand. The facility matured in February 2018 (paid off on November 30, 2017), is collateralized by substantially all assets of Tax Coach Software, LLC, and is secured by a personal guarantee from Keith VandeStadt, a significant stockholder of the Company. The balance outstanding under this note payable was $0 and $92,197 at September 30, 2018 and 2017, respectively.

The Company entered into a Business Loan and Security Agreement to Small Business Financial Solutions, LLC, on October 28, 2017 in the amount of $100,000. The transaction is structured as an advance against assets. The lender has a security interest in all collateral of the Company, and outstanding under this note payable was $0 and $7,935 at September 30, 2018 and 2017, respectively.

On July 31, 2017, the Company entered into a Promissory Note Payable with Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20%. The note matured on August 16, 2018. Fourly is owned by the majority stockholder of the Company. The outstanding balance was $0 and $46,461 at September 30, 2018 and 2017, respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value. A second year payment equal to 10% of the loan value was issued on January 1, 2019 with monthly principal and interest of $4,614 starting on year three. The note matures July 15, 2021. The outstanding balance was $100,000 at September 30, 2018 and 2017, respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The note matures August 15, 2020. The outstanding balance was $92,406 and $100,000 at September 30, 2018 and 2017, respectively.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $100,000 at September 30, 2018 and 2017, respectively.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indar and Sybil Bally in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. The outstanding balance was $100,000 and $0 at September 30, 2018 and 2017, respectively.

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $100,000 and $0 at September 30, 2018 and 2017, respectively.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dade in the amount of $340,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $340,000 and $0 at September 30, 2018 and 2017, respectively.

On March 15, 2018 the Company entered into a Promissory Note Payable with Helen Janssen in the amount of $200,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $9,229 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, February 15, 2021. The outstanding balance was $200,000 and $0 at September 30, 2018 and 2017, respectively.

The Company’s maturities of debt subsequent to September 30, 2018 are as follows:

2019	$356,173
2020	522,953
2021	153,280
$1,032,406

6.         ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2018	2017
Accrued payroll	$19,489	$19,165
Accrued operating expenses	113,500	103,137
Deferred rent	–	250
	$132,989	$122,552

7.         INCOME TAXES

The Company elected C Corporation tax status upon inception in 2014. Net operating losses (“NOL”) since that date total $3,233,265 as of September 30, 2018 and may be carried forward to offset future taxable income; accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended September 30:

	2018	2017
Tax benefit calculated at statutory rate	24.25%	35.00%
Expense not deductible	(0.16)	(0.37)
State tax, net of federal benefit	(0.45)	–
Effect of rate change	(26.99)	–
Changes to valuation allowance	3.35	(34.63)
Provision for income taxes	–%	–%

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at September 30:

	2018	2017
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,098,314	$1,131,643
Property and equipment	3,456	10,719
	1,101,770	1,142,362
Net non-current deferred tax liabilities:
Intangible assets	7,996	728

Net	1,093,774	1,141,634
Less valuation allowance	(1,093,774)	(1,141,634)
Net deferred taxes	$–	$–

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the limitations on the deduction for interest incurred in 2018 or later of up to 70% of its taxable income for the carryforward year and the limitation of the utilization of post 2017 net operating loss carryforwards. At September 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act, however, it has made reasonable estimates of the effects on its existing deferred tax balances. The Company does not anticipate material changes to its income tax provision as a result of the passage of the Tax Act until pretax law change net operating losses are fully utilized or expire in 2026. The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The deferred tax assets of the Company were reduced by $408,041 as a result of this remeasurement. This change was fully offset by the corresponding change in the valuation allowance. The Company is still analyzing certain aspects of the Tax Act, and refining its calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts. The Company’s estimates may also be affected in the future as the Company gains a more thorough understanding of the Tax Act, and how the individual states are implementing this new law.

8.          COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises leased through 2024. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the years ended September 30, 2018 and 2017 was $125,297 and $118,126, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

2019	$74,022
2020	92,544
2021	92,544
2022	96,016
2023	65,168
Thereafter	65,168
$485,462

Contingencies

Under the terms of the TCS purchase agreement, the common stock issued had been placed in escrow. The sellers maintain the right to unwind this transaction under certain conditions. One agreement with one of the employees was terminated during December 2016.

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

For each of the Company and Financial Gravity Holdings, its subsidiary, there were no preferred shares issued or outstanding as of September 30, 2018 and 2017.

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

During the years ended September 30, 2018 and 2017, 100,000 shares and 725,000 shares, respectively, were issued for $100,000 and $725,000, respectively.

Stock Split, Financial Gravity Holdings

Effective October 20, 2015, Financial Gravity Holdings declared a three for one stock split of its common stock. Upon the stock split, everyone shares of common stock issued and outstanding was automatically reclassified and converted into three shares of common stock. The common stock retained a par value of $0.00001 per share.

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

Effective November 22, 2016, the Company established the 2016 Stock Option Plan (the “2016 Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued and exercised under the Plan is 20,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. The first date any options were granted under the 2017 Plan was December 19, 2016.

Stock option activity is summarized as follows:

	2018				2017
	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	2,817,146	$317,561	$0.67		2,200,346	$22,129	$0.64	–
Granted	895,000	119,736	0.27	113 months	661,400	323,927	0.78	116 months
Exercised	–	–	–	–	–	–	–	–
Canceled or expired	80,596	20,052	0.29	–	44,600	28,495	1.00	–
Outstanding - end of year	3,631,538	$417,245	$0.58	101 months	2,817,146	$317,561	$0.67	101 months

Exercisable - end of year	3,232,875	–	$0.57	101 months	2,276,813	–	$0.65	97 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2-year vesting periods but there were 20,000 and 450,000 options that vested at issuance during fiscal 2017 and 2018, respectively. Total compensation expense included in salaries and wages of previously unamortized stock compensation was $206,484 and $50,773 for the years ended September 30, 2018 and 2017, respectively. Unamortized share-based compensation expense as of September 30, 2018 amounted to $162,287 which is expected to recognize over the next 1.5 years.

11.          RELATED PARTY TRANSACTIONS

Accounts receivable due from the majority stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $1,791 and $4,506 as of September 30, 2018 and 2017, respectively.

Management fees paid to the majority stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $203,000 and $200,000 for fiscal 2018 and 2017, respectively.

On July 31, 2017, the Company entered into a Promissory Note Payable with Fourly Enterprises, LLC (“Fourly”) in the amount of $50,000. The interest rate on the note is 20%. The note matures on August 16, 2018. Fourly is owned by the majority stockholder of the Company. The outstanding balance was $0 and $46,461 at September 30, 2018 and 2017, respectively.

Three employment agreements were made as a condition of the TCS acquisition during fiscal 2016. Each agreement has an effective date as of November 1, 2015 and is effective for a period of three years. Two employee agreements include a base salary of $42,000 per year, per employee. These same two agreements include a bonus that is calculated, for each employee, as the sum of 40% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 20% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. One employee agreement includes a base salary of $60,000 per year. This same agreement includes a bonus that is calculated as the sum of 20% of the gross profit of Tax Coach Software for all revenues that exceed $850,000 and are less than $950,000 and 10% of the gross profit of Tax Coach Software for all revenues earned in excess of $950,000. Gross profit is determined in accordance with generally acceptable accounting principles, net of other amounts paid under employment and consulting agreements. The agreements also include other certain termination and non-compete clauses. Compensation during the month of October 2015 to be paid to the three employees totals an aggregate amount of $49,150. Three consulting agreements were made as a condition to the acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement was terminated by the Company during December 2017. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. $403,160 and $444,600 in professional fees were paid under these 3 agreements during the years ended September 30, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the accompanying statement of operations.

12.          SUBSEQUENT EVENTS

Subsequent to September 30, 2018, an aggregate of 150,000 options to purchase the Company’s common stock have been granted.

Financial Gravity entered into a new lease agreement with HPC Services, LLC. Starting November 1, 2018. Financial Gravity will be expanding its new headquarters office space in the same building and moving to a new suite. The new corporate headquarters address will be at 800 N. Watters Rd. Suite 150, Allen, TX 75013 where the company will have 5,214 square feet of office space under the new lease. Financial Gravity is required to make monthly payments of $7,712 per month (including operating expense) for the next 2 years. The rent will increase February 2022 to $8,146 per month (including operating expense) until the lease expires in January 2024.

