Form 10-Q
period 2018-12-31
Financial Gravity Companies, Inc.
filed 2019-02-19
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2018

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

469-342-9100

(Issuer Telephone number)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares outstanding of the registrant’s Common Stock as of February 19, 2019 was 35,837,900.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,068	$32,220
Receivables, net	716	15,907
Accounts receivable - related party	–	1,791
Prepaid expenses and other current assets	27,060	25,657
Total current assets	114,844	75,575

OTHER ASSETS
Property and equipment, net	138,714	138,286
Customer relationships, net	8,419	11,225
Proprietary content, net	311,779	328,188
Trade name	69,300	69,300
Non-compete agreements, net	9,205	10,520
Intellectual Property	48,940	48,940
Goodwill	1,094,702	1,094,702

TOTAL ASSETS	$1,795,903	$1,776,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$154,257	$105,435
Accrued expenses	183,654	132,989
Line of Credit	56,734	59,646
Notes payable	348,840	356,173
Total current liabilities	743,485	654,243

NOTES PAYABLE	757,276	676,233

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - 300,000,000 shares authorized; $0.001 par value; 35,837,900 shares issued and outstanding as of December 31, 2018 and 35,737,900 shares issued and outstanding as of September 30, 2018	35,838	35,838
Additional paid-in capital	6,034,306	5,986,052
Accumulated deficit	(5,775,002)	(5,575,630)
Total stockholders’ equity	295,142	446,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,903	$1,776,736

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2018	2017

REVENUE
Investment management fees	$422,430	$380,237
Service income	576,835	539,663
Total revenue	999,265	919,900

OPERATING EXPENSES
Cost of services	13,805	9,132
Professional services	64,814	176,054
Depreciation and amortization	28,802	25,829
General and administrative	146,952	241,072
Management fees - related party	43,500	50,000
Marketing	31,644	60,937
Salaries and wages	827,696	606,341
Total operating expenses	1,157,213	1,169,365

Net operating loss	(157,948)	(249,465)

OTHER EXPENSE
Interest expense	(41,424)	(21,388)
Total other expense	(41,424)	(21,388)

NET LOSS	$(199,372)	$(270,853)

LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,372)	$(270,853)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	28,802	25,829
Stock based compensation	48,254	54,184
Changes in operating assets and liabilities:
Receivables, net	15,191	(59,287)
Accounts receivable - related party	1,791	2,203
Prepaid expenses	(1,403)	(44,495)
Accounts payable - trade	48,822	18,504
Accrued expenses	50,665	(38,129)
Deferred revenue	–	(45,329)
Net cash used in operating activities	(7,250)	(357,373)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(8,700)	(7,138)
Net cash used in investing activities	(8,700)	(7,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	155,000	540,000
Payments on notes payable	(81,291)	(111,209)
Payments on line of credit	(2,911)	–
Proceeds from the sale of common stock	–	100,000
Net cash provided by financing activities	70,798	528,791

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	54,848	164,280

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,220	444,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,068	$608,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,959	$13,000
Taxes	$–	$–

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) is located in Allen, Texas and provides integrated tax, business, and financial solutions to small businesses, small business owners and high net worth individuals. The Company’s focus is on helping clients build wealth, most often with tax savings, lowering costs and improving efficiency. The wholly-owned subsidiaries of the Company include: Financial Gravity Holdings, Inc., Financial Gravity Operations, Inc., Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., and Tax Master Network, LLC. (“TMN”) (formerly known as Tax Coach Software, LLC.)

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

Receivables

Receivables include trade accounts receivable and are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of December 31, 2018 and $21,876 as of September 30, 2018.

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

Customer Relationships

The customer relationships acquired as part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the quarters ended December 31, 2018 and 2017, the Company recorded amortization expense of $2,806, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2018 was $36,481 and $33,675 at September 30, 2018.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the quarters ended December 31, 2018 and 2017, the Company recorded amortization expense of $16,410 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2018 was $213,321 and $196,912 at September 30, 2018.

Trade Name

The trade name acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase. Management has determined that the trade name has an indefinite life and does not consider the value of the trade name recorded in the accompanying consolidated balance sheets to be impaired as of December 31, 2018 and September 30, 2018.

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the quarters ended December 31, 2018 and 2017, the Company recorded amortization expense of $1,315 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2018 was $17,095 and $15,780 at September 30, 2017.

Intellectual Property

Financial Gravity maintains copyrights or trademarks on all of its printed marketing materials, the financialgravity.com website and other web pages, and proprietary software. Financial Gravity’s goal is to preserve its trade secrets and operate without infringing on the proprietary rights of other parties.

The Company accounts for Intellectual Property in accordance with GAAP and accordingly, Intellectual Property are stated at cost. Intellectual Property with indefinite lives is not amortized but are tested for impairment at least annually. Management has determined that the Intellectual Property have an indefinite life and do not consider the value of Intellectual Property recorded in the accompanying consolidated balance sheet to be impaired as of December 31, 2018 and September 30, 2018.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it’s carrying value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of December 31, 2018 and September 30, 2018.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of December 31, 2018 and September 30, 2018.

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

Loss Per Share

Basic loss per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,837,900 and 35,812,952 for the quarters ended December 31, 2018 and 2017, respectively.

For the quarter ended December 31, 2018, approximately 3,840,121 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for December 31, 2018 include 350,000 warrants and 3,490,121 in options. For the quarter ended December 31, 2017, approximately 3,430,646 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for December 31, 2017 include 350,000 warrants and 3,080,646 in options.

Revenue Recognition

FG Wealth generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments.

FG Tax generates service income from consulting and other professional services performed.

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

Tax Master Network has 3 types of services that are charged and collected on a month to month subscription basis (Tax Master basic, elite, and advanced membership, All-Stars coaching, Networker and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The guidance was effective for annual and interim reporting periods beginning after December 15, 2017.

On October 1, 2018 we adopted ASU 2014-09 using the full retrospective method. The Company completed its review of its material revenue streams and determined that there will be no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Company’s current revenue recognition to the new applied revenue recognition under Accounting Standards Codification (“ASC”) 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented on the unaudited condensed consolidated financial statements after the adoption of ASC 606.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense were $31,644 and $60,937 for the quarters ended December 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free of 2.89% rates in 2019 and 1.49% to 2.55% in 2018, dividend yield of 0%, expected life of 2 years and volatility of 35% to 40%.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2018 and September 30, 2018:

	Estimated Service Lives	December 31, 2018	September 30, 2018
Furniture, fixtures and equipment	2 - 5 years	$62,421	$53,721
Internally developed software	10 years	152,000	152,000
		214,421	205,721
Less accumulated depreciation and amortization		75,707	67,435
		$138,714	$138,286

Depreciation expense was $8,272 and $5,298 during the quarters ended December 31, 2018 and 2017, respectively.

3.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2017	$30,085
Intellectual property purchased at cost	18,855
Intellectual property at September 30, 2018	48,940
Intellectual property purchased at cost	–
Intellectual property at December 31, 2018	$48,940

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance $56,734 and $59,646 under the line of credit at December 31, 2018 or September 30, 2018.

5.	NOTES PAYABLE

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value. A second-year payment equal to 10% of the loan was issued on January 1, 2019 with monthly principal and interest of $4,614 starting on year three. The remaining principal and accrued interest of this note is due on the maturity date, July 15, 2021. The outstanding balance was $100,000 at December 31, 2018 and September 30, 2018.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note was due on the maturity date, August 15, 2020. The outstanding balance was $84,685 and $92,406 at December 31, 2018 and September 30, 2018. Subsequent to December 31, 2018, the original note payable was amended. A second-year payment equal to 15% of the loan was issued on February 6, 2019 with monthly principal and interest of $4,614 starting on year three. The new interest rate on the note is 15%. The remaining principal and accrued interest of this note is now due on the maturity date, July 15, 2022.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. The outstanding balance was $84,717 and $100,000 at December 31, 2018 and September 30, 2018.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indy and Sybil Bally in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. The outstanding balance was $92,406 at December 31, 2018 and $100,000 at September 30, 2017. Subsequent to December 31, 2018, the original note payable was amended. A second-year payment equal to 15% of the loan was issued on February 6, 2019 with monthly principal and interest of $4,614 starting on year three. The new interest rate on the note is 15%. The remaining principal and accrued interest of this note is now due on the maturity date, January 2, 2022.

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $88,564 at December 31, 2018 and $100,000 at September 30, 2018.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dade in the amount of $340,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $314,181 at December 31, 2018 and $340,000 at September 30, 2017. Subsequent to December 31, 2018, the original note payable was amended. A second-year payment equal to 15% of the loan was issued on February 6, 2019 with monthly principal and interest of $15,233 starting on year three. The new interest rate on the note is 15%. The remaining principal and accrued interest of this note is now due on the maturity date, January 20, 2022.

On March 15, 2018 the Company entered into a Promissory Note Payable with Helen Janssen in the amount of $200,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $9,229 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, February 15, 2021. The outstanding balance was $200,000 and $0 at December 31, 2018 and September 30, 2018, respectively.

On November 29, 2018 the Company entered into a Promissory Note Payable with Knight Capital in the amount of $155,000. The interest rate on the note is 86.23%. The principal and accrued interest of this note are payable in daily payments of $1,504 and is due on the maturity date, July 11, 2019. The outstanding balance was $141,563 and $0 at December 31, 2018 and September 30, 2018, respectively.

The Company’s maturities of debt subsequent to December 31, 2018 are as follows:

2019	$348,840
2020	445,275
2021	296,342
2022	15,659
$1,106,116

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, and September 30, 2018:

	December 31,	September 30,
Accrued payroll	$59,238	$19,489
Accrued operating expenses	124,416	113,500
	$183,654	$132,989

7.	INCOME TAXES

For the three months ended December 31, 2018 and 2017, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at December 31, 2018 and September 30, 2018:

	December 31,	September 30,
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,137,252	$1,098,314
Property and equipment	4,322	3,456
Total	1,141,574	1,101,770
Net non-current deferred tax liabilities:
Intangible assets	8,770	7,996

Net	1,132,804	1,093,774
Less valuation allowance	(1,132,804)	(1,093,774)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises leased through 2024. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the quarters ended December 31, 2018 and 2017 was $27,556 and $31,079, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of December 31, 2018 are as follows:

2019	$74,022
2020	92,544
2021	92,544
2022	92,544
2023	65,168
Thereafter	65,168
$481,990

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

During the three months ended December 31, 2018 and 2017, the Company sold 0 shares and 100,000 shares, respectively, for $0 and $100,000, respectively.

Preferred Stock

The Company does not have a preferred stock authorization in its articles of incorporation.

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance. There were no preferred shares issued or outstanding as of December 31, 2018 and September 30, 2017 for Financial Gravity Holdings.

Warrants

In the quarter ended December 31, 2018, an aggregate of 100,000 shares of the Company’s common stock had been sold for $100,000 for which the Company issued warrants for the purchase of 25,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1 year term and an additional 25,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2017	2,817,146	$317,561	$0.67	101 months
Granted	895,000	119,736	0.27	113 months
Exercised	–	–	–	–
Canceled or expired	80,592	20,052	.29	–
Outstanding - September 30, 2018	3,631,538	417,245	0.58	101 months
Granted	150,000	6,103	0.08	118 months
Exercised	–	–	–
Canceled or expired	2,917	58	0.04
Outstanding - December 31, 2018	3,778,621	$423,290	$0.66	103 months

Exercisable - December 31, 2018	3,490,121		$0.55	103 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2- year vesting periods but there were 150,000 and 0 options that vested at issuance during the quarters ended December 31, 2018 and 2017, respectively. Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $48,254 and $54,184 for the quarters ended December 31, 2018 and 2017, respectively. Unamortized share-based compensation expense as of December 31, 2018 amounted to $121,179 which is expected to be recognized over the next 1.5 years.

11.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the largest stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $0 and $1,791 as of December 31, 2018 and September 30, 2018, respectively.

Management fees paid to the largest stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $43,500 and $50,000 for quarters ended December 31, 2018 and 2017, respectively.

Included in professional fees were consulting fees paid to a related party as a condition to the TMN acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. These contracts terminated on September 30, 2018. $0 and $101,960 in professional fees were paid under these 3 agreements for the three months ended December 31, 2018 and December 31, 2017, respectively and were included as professional services in the accompanying consolidated statements of operations.

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

Financial Gravity Ventures, LLC formerly Cloud9Accelerator, LLC.

This entity in the Company’s corporate family employs its M&A strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several acquisition opportunities.

Tax Master Network, LLC formerly Tax Coach Software, LLC.

Tax Master Network (TMN) was a key acquisition in fiscal year 2016. TMN supports over 550 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. Not only did this acquisition bring high-end tax planning to Financial Gravity, but the TMN customer base adds significant business development opportunities for Financial Gravity Wealth. The Company developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016.

Results of Operations for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

Revenues

For the quarter ended December 31, 2018, revenue increased $79,365 to $999,265 from $919,900 for the quarter ended December 31, 2017. The increase in revenue is due to the increase of insurance sales and assets under management.

Operating Expenses

Cost of services activity increased $4,673 to $13,805 for the quarter ended December 31, 2018 from $9,132 for the quarter ended December 31, 2018. The increase is primarily related to a credit card processing fee.

Professional services expenses include legal expense, professional fees, contract labor, business consulting and computer and internet expense. Professional services expenses decreased $111,240 to $64,814 for the quarter ended December 31, 2018 from $176,054 for the quarter ended December 31, 2017. This decrease is primarily due to the decrease of outside labor being used.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $2,973 to $28,802 for the quarter ended December 31, 2018 from $25,829 for the quarter ended December 31, 2017. The increase is due to increase in assets purchased in the last twelve months.

General and administrative expenses decreased $94,120 to $146,952 for the quarter ended December 31, 2018 from $241,072 for the quarter ended December 31, 2017. The decrease is primarily due to the consolidation of vendors and renegotiation of contracts.

Management fees decreased $6,500 to $43,500 for the quarter ended December 31, 2018 from $50,000 for the quarter ended December 31, 2017. The decrease is due to the changes in the vendor contract with the Company.

Marketing expenses decreased $29,293 to $31,644 for the quarter ended December 31, 2018 from $60,937 for the quarter ended December 31, 2017. The decrease is primarily due to the Company bringing more of the marketing inhouse instead of outsourcing.

Salaries and wages expenses increased $221,355 to $827,696 for the quarter ended December 31, 2018 from $606,341 for the quarter ended December 31, 2017. Salaries and wages increased due to the addition of staff members and the increase in commissions paid on investment management fee income.

The Company experienced an increase in its bottom line of $71,481 to a net loss of $199,372 for the quarter ended December 31, 2018 from a net loss of $270,853 for the quarter ended December 31, 2017, primarily attributable to the reasons noted above.

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

Tax Master Network Software has 5 types of services that are charged and collected on a month to month subscription basis (Tax Master basic, advance, and elite membership, all-stars coaching, and networker). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

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

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 2.89% in 2019 and 1.49% to 2.55% in 2018, dividend yield of 0%, expected life of 2 years and volatility of 35% to 40%.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash and cash equivalents of $87,068. The increase of $54,848 in cash and cash equivalents from September 30, 2018 was due to net cash used in operating activities of $7,250 and net cash used in investing activities of $8,700, offset by net cash provided by financing activities of $70,798.

Net cash used in operating activities was $7,250 for the three months ended December 31, 2018, compared to $357,373 net cash used in operating activities for the three months ended December 31, 2017. The net cash used in operating activities for the quarter ended December 31, 2018 was due to net loss of $199,372 adjusted primarily by the following: (1) depreciation and amortization of $28,802, stock based compensation of $48,254, increase in accounts payable – trade of $48,822, increase in accrued expenses of $50,665, and a decrease in trade accounts receivable of $15,191.

Net cash provided by financing activities was $70,798 for the three months ended December 31, 2018, compared to net cash provided by financing activities of $528,791 for the three months ended December 31, 2017. Financing activities for the three months ended December 31, 2018 consisted primarily of $155,000 in proceeds from borrowings; offset with payments made to reduce the Company’s debt obligations in the amount of $84,202.

As shown below, at December 31, 2018, our contractual cash obligations totaled approximately $1,644,840, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable	$348,840	$757,276	$–	$–	$1,106,116
Operating leases	74,022	277,632	130,336	–	481,990
Line of Credit	56,734	–	–	–	56,734
Total contractual cash obligations	$479,596	$1,034,908	$130,336	$–	$1,644,840

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

Date: February 19, 2019	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2019	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	February 19, 2019
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	February 19, 2019
Paul Williams	(principal financial officer)

/s/ George E. Crumley	Director	February 19, 2019
George E. Crumley

/s/ Edward A. Lyon	Director	February 19, 2019
Edward A. Lyon

/s/ David Myers	Director	February 19, 2019
David Myers

/s/ Michael Ashby	Director	February 19, 2019
Michael Ashby

/s/ Todd Bourgeois	Director	February 19, 2019
Todd Bourgeois

/s/ Debbie Buckner
Debbie Buckner	Director	February 19, 2019

