Form 10-Q
period 2019-03-31
Financial Gravity Companies, Inc.
filed 2019-05-14
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2019 was 35,837,900.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
	(unaudited)
Assets
Current Assets
Cash and equivalents	$5,086	$32,220
Accounts receivable	12,683	15,907
Accounts receivable - related party	0	1,791
Prepaid expenses and other current assets	20,042	25,657
Total Current Assets	37,811	75,575
Other Assets
Property and equipment	149,052	138,286
Customer relationship	5,613	11,225
Proprietary content	295,369	328,188
Trade name	0	69,300
Non-compete agreements	7,890	10,520
Intellectual Property	49,815	48,940
Goodwill	1,094,702	1,094,702
Total Other Assets	1,602,442	1,701,161
Total Assets	$1,640,253	$1,776,736
Liabilities and Stockholder's Equity
Current Liabilities
Accounts payable - trade	$237,803	$105,435
Accrued expenses and other current liabilities	191,180	132,989
Line of credit	52,905	59,646
Notes payable - current	246,670	356,173
Total Current Liabilities	728,558	654,243
Notes payable	788,362	676,233
Stockholders’ Equity
Common stock	36,338	35,838
Additional capital paid-in	6,182,896	5,986,052
Accumulated deficit	(6,095,901)	(5,575,630)
Total Stockholders’ Equity	123,333	446,260
Total Liabilities and Stockholder's Equity	$1,640,253	$1,776,736

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Total Revenue
Investment Management Fee	$459,278	$484,672	$776,708	$864,909
Service Income	701,978	600,398	1,278,813	1,140,060
Total Revenue	1,161,256	1,085,070	2,055,521	2,004,969

Operating Expenses
Cost of services	15,505	4,079	29,310	13,211
Professional services	91,325	182,582	159,793	358,637
Depreciation and amortization	99,500	28,295	128,600	54,124
General and administrative	168,531	731,096	258,988	972,005
Management fees - related party	43,500	63,500	87,000	113,500
Marketing	29,971	82,307	61,615	142,845
Salaries and wages	976,979	635,178	1,756,421	1,234,736
Total Operating Expenses	1,425,311	1,727,035	2,481,727	2,889,057

Operating (Loss)	(264,055)	(641,965)	(426,206)	(884,087)
Other (expense) income	0	(29,258)	0	(29,258)
Interest expense	(52,640)	(10,808)	(94,064)	(32,107)
Total other (expense) income	(52,640)	(40,066)	(94,064)	(61,365)

Net (Loss)	$(316,695)	$(682,030)	$(520,271)	$(945,452)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2017	35,737,900	$35,738	$5,679,668	$(4,054,998)	$1,660,408

Common stock Sale of common stock,	100,000	100	99,900	–	100,000

Stock based employee compensation expense	–	–	206,484	–	206,484

Net Loss	–	–	–	(1,520,632)	(1,520,632)

Balance at September 30, 2018	35,837,900	$35,838	$5,986,052	$(5,575,630)	$446,260

Stock based employee compensation expense	500,000	500	196,844	–	197,344

Net Loss	–	–	–	(520,271)	(520,271)

Balance at March 31, 2019	36,337,500	$36,338	$6,182,896	$(6,095,901)	$123,333

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2019

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31,2019	March 31,2018
Cash flows from operating activities:
Net (Loss)	$(520,271)	$(945,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,239	13,065
Amortization	110,361	41,059
Stock based compensation	197,344	94,764
Changes in operating assets and liabilities
Accounts receivable	3,224	22,920
Accounts receivable - related party	1,791	2,203
Prepaid expenses	5,615	(36,766)
Accounts payable - trade	132,368	68,844
Accrued expenses and other liabilities	58,191	(55,630)
Deferred revenues	0	(95,601)
Net cash provided by (used in) operating activities	6,862	(890,594)

Cash flows from investing activities:
Purchases of property and equipment	(29,006)	(42,685)
Purchase of trademark	(875)	(8,148)
Net cash provided by (used in) investing activities	(29,881)	(50,833)

Cash flows from financing activities
Borrowings from notes payable	155,000	740,000
Payments on line of credit	(6,742)	0
Payments on notes payable	(152,373)	(123,644)
Proceeds from sale of common stock	0	100,000
Net cash provided by (used in) financing activities	(4,115)	716,356

Net (decrease) in cash and cash equivalents	(27,134)	(225,071)
Cash and cash equivalents at beginning of period	32,220	444,420
Cash and cash equivalents at end of period	$5,086	$219,349

Cash Paid for Interest	$82,633	$32,377

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) are located in Allen, Texas and provides integrated tax, business, and financial solutions to small businesses, small business owners and high net worth individuals. The Company’s focus is on helping clients build wealth, most often with tax savings, lowering costs and improving efficiency. The wholly-owned subsidiaries of the Company include: Financial Gravity Holdings, Inc., Financial Gravity Operations, Inc., Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., and Tax Master Network, LLC. (“TMN”) (formerly known as Tax Coach Software, LLC.)

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

Receivables

Receivables include trade accounts receivable and are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 and $21,876 as of March 31, 2019 and September 30, 2018, respectively.

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

Customer Relationships

The customer relationships acquired as part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the three and six months ended March 31, 2019 and 2018, the Company recorded amortization expense of $2,806 and $5,612, respectively, on this intangible asset, which is included in amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2019 was $39,287 and $33,675 at September 30, 2018.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three and six months ended March 31, 2019 and 2018, the Company recorded amortization expense of $16,410 and $32,819 on this intangible asset, which is included amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2019 was $229,731 and $196,912 at September 30, 2018.

Trade Name

The trade name acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase. Management has determined that the trade name is now fully impaired as of March 31, 2019. Accordingly, the asset has been fully written off, in the three months ended March 31, 2019.

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and six months ended March 31, 2019 and 2018, the Company recorded amortization expense of $1,315 and $2,630 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2019 was $18,410 and $15,780 at September 30,2018.

Intellectual Property

Financial Gravity maintains copyrights or trademarks on all of its printed marketing materials, the financialgravity.com website and other web pages, and proprietary software. Financial Gravity’s goal is to preserve its trade secrets and operate without infringing on the proprietary rights of other parties.

The Company accounts for Intellectual Property in accordance with GAAP and accordingly, Intellectual Property are stated at cost. Intellectual Property with indefinite lives is not amortized but are tested for impairment at least annually. Management has determined that the Intellectual Property have an indefinite life and do not consider the value of Intellectual Property recorded in the accompanying consolidated balance sheet to be impaired as of March 31, 2019 or September 30, 2018.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The qualitative factors evaluated by the Company include macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it’s carrying value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of March 31, 2019 or September 30, 2018.

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

The accompanying consolidated balance sheets, consolidated statements of operations, statement of changes in stockholders’ equity and cash flows include the results of operations of the acquired subsidiaries from the date of acquisition.

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of March 31, 2019 and September 30, 2018.

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

Loss Per Share

Basic loss per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 35,837,900 and 35,837,900 for the quarters ended March 31, 2019 and 2018, respectively. Average number of common shares were 35,837,900 and 35,823,648 for the six months ended March 31, 2019 and 2018, respectively.

For the three months and six months ended March 31, 2019, approximately 3,940,326 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for March 31, 2019 include 350,000 warrants and 3,590,326 in options. For the three months and six months ended March 31, 2018, approximately 3,430,646 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for March 31, 2018 include 350,000 warrants and 3,080,646 in options.

Revenue Recognition

Financial Gravity Wealth, Inc. generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments.

Financial Gravity Tax, Inc. generates service income from consulting and other professional services performed.

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

Tax Master Network, Inc. has 3 types of services that are charged and collected on a month to month subscription basis (Tax Master basic, elite, and advanced membership, All-Stars coaching, Networker and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense were $29,971 and $82,307 for the quarters ended, and $61,615 and $142,845 for the six months ended March 31, 2019 and 2018, respectively.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2019 and September 30, 2018:

	Estimated Service Lives	March 31, 2019	September 30, 2018
Furniture, fixtures and equipment	2 - 5 years	$82,726	$53,721
Internally developed software	10 years	152,000	152,000
		234,726	205,721
Less accumulated depreciation and amortization		(85,674)	(67,435)
		$149,052	$138,286

Depreciation expense was $9,967 and $7,764 during the three months ended March 31, 2019 and March 31, 2018, respectively, and $18,239 and $13,065 during the six months ended March 31, 2019 and March 31, 2018, respectively.

3.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2017	$30,085
Intellectual property purchased at cost	18,855
Intellectual property at September 30, 2018	$48,940
Intellectual property purchased at cost	875
Intellectual property at March 31, 2019	$49,815

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $55,000. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance $52,905 and $59,646 under the line of credit at March 31, 2019 and September 30, 2018.

5.	NOTES PAYABLE

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value. A second-year payment equal to 10% of the loan was issued on January 1, 2019 with monthly principal and interest of $4,614 starting on year three. The remaining principal and accrued interest of this note is due on the maturity date, July 15, 2021. On January 1, 2019, the original note payable was amended. Payments from January 2019, through July 2019 to be interest only. Full principal and interest payments to commence August 9, 2019 until maturity, when all remaining principal and interest will be due and payable. The outstanding balance was $100,000 and $100,000 at March 31, 2019 and September 30, 2018 respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note was due on the maturity date, August 15, 2020. On January 15, 2019, the original note payable was amended. The new interest rate on the note is 15%. The remaining principal and accrued interest of this note is now due on the maturity date, July 15, 2022. A second-year payment equal to 15% of the loan was issued on February 6, 2019 with monthly principal and interest of $4,614 starting on year three. The outstanding balance was $80,776 and $92,406 at March 31, 2019 and September 30, 2018, respectively.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. On January 15, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until January 15, 2020. Interest for the deferment period will be capitalized into the amount due, January 15, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due January 15, 2020. The outstanding balance was $84,718 and $100,000 at March 31, 2019 and September 30, 2018, respectively.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indy and Sybil Bally in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. On January 20, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 2, 2020. Interest for the deferment period will be capitalized into the amount due, February 2, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 2, 2020. The outstanding balance was $88,562 and $100,000 at March 31, 2019 and September 30, 2018, respectively

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. The outstanding balance was $76,385 at March 31, 2019 and $100,000 at September 30, 2018.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dade in the amount of $340,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. On January 20, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 20, 2020. Interest for the deferment period will be capitalized into the amount due, February 20, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 20, 2020. The outstanding balance was $314,181 and $340,000 at March 31, 2019 and September 30, 2018, respectively.

On March 15, 2018 the Company entered into a Promissory Note Payable with Helen Janssen in the amount of $200,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $9,229 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, February 15, 2021. On January 15, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 15, 2020. Interest for the deferment period will be capitalized into the amount due, February 15, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 15, 2020. The outstanding balance was $200,000 and $200,000 at March 31, 2019 and September 30, 2018, respectively.

On November 29, 2018 the Company entered into a Promissory Note Payable with Knight Capital in the amount of $155,000. There is no interest rate associated with this note. The repayment streams for this are calculated from a factoring of the receivables sold, and are payable in daily payments of $1,504 and is due on the maturity date, July 11, 2019. The outstanding balance was $89,960 and $0 at March 31, 2019 and September 30, 2018, respectively.

The Company’s maturities of debt subsequent to March 31, 2019 are as follows:

2019	$246,670
2020	452,462
2021	335,900
2022	0
$1,035,032

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2019, and September 30, 2018:

	March 31, 2019	September 30, 2018
Deferred Rent	$15,083	$0
Accrued operating expenses	176,097	132,989
	$191,180	$132,989

7.	INCOME TAXES

For the three and six months ended March 31, 2019 and 2018, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,203,460	$1,098,314
Property and equipment	5,188	3,456
Total	1,208,648	1,101,770
Net non-current deferred tax liabilities:
Intangible assets	9,545	7,996

Net	1,199,103	1,093,774
Less valuation allowance	(1,199,103)	(1,093,774)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises leased through 2024. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the three months ended March 31, 2019 and March 31, 2018 was $28,056 and $31,483 respectively and for the six months ended March 31, 2019 and 2018 was $55,612 and $62,966, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of March 31, 2019 are as follows:

2019	$69,408
2020	92,544
2021	96,016
2022	97,752
2023	81,460
$437,180

Legal Proceedings

From time to time, we are a party to or are otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. There are no current, material legal proceedings ongoing at this time.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

During the three months and six months ended March 31, 2019 and 2018, the Company sold 0 shares and 100,000 shares, respectively, for $0 and $100,000, respectively.

In February 2019, the Company granted 2,000,000 common shares to an officer of the Company as part of an amended employment agreement. The stock grant is subject to claw back, subject to vesting.  500,000 shares vest immediately, and 500,000 shares vest on each of July 16, 2019, July 16, 2020, and July 16, 2021. The officer’s departure from the Company prior to those dates, shall result in the unvested shares reverting back to the Company. For the three and six month periods ended March 31, 2019, the Company recognized $105,000 in share based compensation expense related to this award, which is included in salaries and wages in the accompanying consolidated statements of operations.

Preferred Stock

The Company does not have a preferred stock authorization in its articles of incorporation.

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance. There were no preferred shares issued or outstanding as of March 31, 2019 and September 30, 2018 for Financial Gravity Holdings. Financial Gravity Holdings was merged into Financial Gravity Companies, February 13, 2019 and dissolved as of that date. The authorization to issue preferred stock was terminated with the dissolution.

Warrants

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset, or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. However, the Company determined that these warrants should be accounted for as equity and as such no determination of fair value was necessary.

10.	STOCK OPTION PLAN

Effective February 27, 2015, the Company established the 2015 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 9,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. The Plan is superseded by the 2016 Plan. No option may be issued under the Plan after November 22,2016.

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2017	2,817,146	$317,561	$0.67	98 months
Granted	895,000	119,736	0.27	110 months
Exercised	–	–	–	–
Canceled or expired	80,592	20,052	0.29	–
Outstanding - September 30, 2018	3,631,538	417,245	0.58	98 months
Granted	181,650	6,103	0.12	115 months
Exercised	–	–	–
Canceled or expired	17,667	353	0.30
Outstanding - March 31, 2019	3,795,521	$422,995	$0.66	100 months

Exercisable - March 31, 2019	3,590,326		$0.55	100 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2- year vesting periods but there were 150,000 and 0 options that vested at issuance during the periods ended March 31, 2019 and 2018, respectively. Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $44,091 and $54,184 for the three months ended March 31, 2019 and 2018, respectively, and $92,345 and $94,764 for the six months ended March 31, 2019 and 2018, respectively. Unamortized share-based compensation expense as of March 31, 2019 amounted to $163,331 which is expected to be recognized over the next 1.5 years.

11.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the largest stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $0 and $1,791 as of March 31, 2019 and September 30, 2018, respectively.

Management fees paid to the largest stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $43,500 and $63,500 for the three months ended March 31, 2019 and 2018, respectively, and $87,000 and $113,500 for the six months ended, respectively.

Included in professional fees were consulting fees paid to a related party as a condition to the TMN acquisition. Two agreements require certain services at a fixed fee of $17,000 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. These contracts terminated on September 30, 2018. $0 and $109,500 in professional fees were paid under these 3 agreements for the three months ended March 31, 2019 and March 31, 2018 respectively. $0 and $211,460 in professional fees were paid under these 3 agreements for the six months ended March 31, 2019 and March 31, 2018, respectively and were included as professional services in the accompanying consolidated statements of operations.

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

Financial Gravity’s Subsidiaries:

Financial Gravity Holdings, Inc.

This entity was created to engage in the acquisition and integration of financial and other businesses which will deliver a wide range of accounting, tax planning and management services to high net worth individuals and businesses in the Dallas/Fort Worth region, with further expansion into other markets in accordance with its long-term growth rate and strategic business plan. Financial Gravity Holdings was merged into Financial Gravity Companies February 13, 2019 and dissolved as of that date.

Financial Gravity Operations, Inc.

This entity was created to raise capital to take the company public and will be eliminated now that the public transaction is complete. This entity integrates the delivery of Financial Gravity Tax, Business, and Wealth Solutions to its growing customer base around the country. This integration, impossible to do for the small business marketplace until now, is what sets Financial Gravity apart from its peers. This integration is handled by Financial Gravity Companies, Inc. Financial Gravity Operations was merged into Financial Gravity Holdings February 12, 2019 and dissolved as of that date.

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

Results of Operations for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018

Revenues

For the quarter ended March 31, 2019, revenues increased $76,186 to $1,161,256 from $1,085,070 for the quarter ended March 31, 2018. Revenue has increased slightly across revenue streams. For the six months ended March 31, 2019, revenues increased $50,552 to $2,055,521 from $2,004,969 for to the six months ended March 31, 2018. Revenue has increased slightly across revenue streams.

Operating Expenses

Cost of services increased by $11,426 to $15,505 for the quarter ended March 31, 2019 from $4,079 for the three months ended March 31, 2018, and increased by $16,099, to $29,310 from $13,211 for the six months ended March 31, 2019 and March 31, 2018, respectively. The increase is primarily related to increased credit card processing fees.

Professional services expenses include legal expense, professional fees, contract labor, business consulting and computer and internet expense. Professional services expenses decreased $91,257 to $91,325 for the three months ended March 31, 2019 from $182,582 for the three months ended March 31, 2018. This decrease is primarily due to the termination of a consulting agreement with DNU, resulting in savings of $110,935 in three months ended March 31, 2018, and legal fees, decrease of $40,495. For the six months ended March 31, 2019 and 2018, professional services decreased $198,844, consisting primarily of a cessation of the consulting fee arrangement, resulting in savings of 219,656, and a decrease in legal fees of $82,919.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Additionally, in the three months ended March 31, 2019, the investment in Trademarks was deemed fully impaired, and a charge of $69,300 was recorded to amortization for this asset. Depreciation and amortization expenses increased $71,205 and $74,476 for the three months and six months ended March 31, 2019 compared to the same periods the prior year. The increase is due to additional purchases of fixed assets and leasehold improvements purchased in the last twelve months, and the aforementioned, one-time charge to amortization of the Trademark asset.

General and administrative expenses decreased $562,565 to $168,531 for the three months ended March 31, 2019 from $731,096 for the three months ended March 31, 2018 and decreased $713,007 to $258,988 from $972,005 for the six months ended March 31, 2019 and 2018. The decrease is primarily due to regular reevaluation of costs, aimed at eliminating unnecessary costs, and reducing them by elimination, consolidation or renegotiation.

Management fees decreased $20,000 to $43,500 for the three months ended March 31, 2019 from $63,500 for the three months ended March 31, 2018, and decreased by $26,500 for the six months ending on those dates. These are related party fees.

Marketing expenses decreased $52,336 to $29,971 for the three months ended March 31, 2019 from $82,307 for the three months ended March 31, 2018 and decreased $81,230, to $61,615 from $142,845 for the six months ended those dates. The decrease is primarily due to the Company bringing more of the marketing in-house instead of outsourcing.

Salaries and wages expenses increased $446,801 to $976,979 for the three months ended March 31, 2019 from $635,178 for the three months ended March 31, 2018 and increased $521,685 for the six months ending those dates. The major drivers of this are increases in commissions paid, $147,668, and compensation for stock grants awarded to an officer, of $105,000. Additionally, there were some staff increases, period over period.

The Company experienced an increase in its bottom line of $365,335 to a net loss of $316,695 for the three months ended March 31, 2019 from a net loss of $682,030 for the three months ended March 31, 2018, primarily attributable to the reasons noted above, offset by an increase in interest expense of $41,832. Likewise, for the six months ended March 31, 2019 and 2018, the Net Loss improved by $425,181, to a loss of $520,271, from a loss of $945,452 for the same period in 2018.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash and cash equivalents of $5,086. The decrease of $27,134 in cash and cash equivalents during the six months ended March 31, 2019 was due to net cash provided by operating activities of $6,862, net cash used by investing activities of $29,881, and net cash used by financing activities of $4,115.

Net cash provided by operating activities was $6,862 for the six months ended March 31, 2019. The net cash used in operating activities was due to net loss of $520,271 adjusted primarily by the following: (1) depreciation and amortization of $128,600, stock based compensation of $197,344, increase in accounts payable – trade of $132,368, and an increase in accrued expenses of $58,191.

Net cash used by investing activities of $29,881 was comprised of purchases of PP&E, $29,006 and purchases of trademarks, $875.

Net cash used by financing activities was $4,115 for the six months ended March 31, 2019. Financing activities consisted of new borrowings through notes payable, $155,000, net of reductions of amounts due on the line of credit, $6,742, and repayments on notes payable, $152,373.

As shown below, at March 31, 2019, our contractual cash obligations totaled approximately $1,525,117, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable	$246,670	$788,362	$–	$–	$1,035,032
Operating leases	69,408	286,312	81,460	–	437,180
Line of Credit	52,905	–	–	–	52,905
Total contractual cash obligations	$368,983	$1,074,674	$81,460	$–	$1,525,117

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

Date: May 14, 2019	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	May 14, 2019
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	May 14, 2019
Paul Williams	(principal financial officer)

/s/ Edward A. Lyon	Director	May 14, 2019
Edward A. Lyon

/s/ David Myers	Director	May 14, 2019
David Myers

/s/ Michael Ashby	Director	May 14, 2019
Michael Ashby

/s/ Todd Bourgeois	Director	May 14, 2019
Todd Bourgeois

/s/ Debbie Buckner
Debbie Buckner	Director	May 14, 2019

