Form 10-Q
period 2019-06-30
Financial Gravity Companies, Inc.
filed 2019-08-12
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

469-342-9100

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2019 was 41,936,033.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
	(unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$35,876	$32,220
Accounts receivable	11,083	15,907
Accounts receivable - related party	0	1,791
Prepaid expenses and other current assets	15,080	25,657
Total Current Assets	62,039	75,575
Other Assets
Property and equipment, net	138,695	138,286
Customer relationship, net	2,806	11,225
Proprietary content, net	278,960	328,188
Trade Name	0	69,300
Non-Compete Agreements, net	6,575	10,520
Intellectual Property	53,171	48,940
Goodwill	1,094,702	1,094,702
Total Other Assets	1,574,909	1,701,161
Total Assets	$1,636,948	$1,776,736
Liabilities and Stockholder's Equity
Current Liabilities
Accounts payable - trade	$189,630	$105,435
Accrued expenses and other current liabilities	52,219	132,989
Related party loan	15,000
Line Of Credit	67,005	59,646
Notes Payable - current	10,184	356,173
Total Current Liabilities	334,038	654,243
Notes Payable	29,400	676,233
Commitments and contingencies
Stockholders’ Equity
Common Stock	43,436	35,838
Additional Paid In Capital	7,342,242	5,986,052
Accumulated Deficit	(6,112,168)	(5,575,630)
Total Stockholders’ Equity	1,273,510	446,260
Total Liabilities and Stockholders’ Equity	$1,636,948	$1,776,736

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Total Revenue
Investment Management Fee	$455,705	$218,504	$1,337,414	$1,083,413
Service Income	470,836	870,465	1,749,649	2,249,584
Total Revenue	926,541	1,088,969	3,087,063	3,332,997

Operating Expenses
Cost of services	15,473	13,570	44,783	65,237
Professional services	119,205	145,719	278,998	625,706
Depreciation and amortization	30,235	28,803	158,835	82,241
General and administrative	139,220	575,177	410,863	1,708,941
Management fees - related party	43,500	56,250	130,500	147,250
Marketing	48,330	67,783	109,945	206,018
Salaries and wages	503,224	278,713	2,351,991	1,498,948
Total Operating Expenses	899,187	1,166,015	3,485,915	4,334,341

Operating Income (Loss)	27,354	(77,046)	(398,852)	(1,001,344)
Interest Expense	(44,295)	(27,032)	(137,686)	(49,797)

Net Loss	$(16,941)	$(104,078)	$(536,538)	$(1,051,141)

Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at September 30, 2017	35,737,900	$35,738	$5,679,668	$(4,054,998)	$1,660,408

Common stock issued under a private placement memorandum	100,000	100	99,900	–	100,000

Stock based employee compensation expense	–	–	206,484	–	206,484

Net Loss	–	–	–	(1,520,632)	(1,520,632)

Balance at September 30, 2018	35,837,900	$35,838	$5,986,052	$(5,575,630)	$446,260

Stock based employee compensation expense	2,000,000	2,000	315,464	–	317,464

Stock options in lieu of expenses, as cost of sales	–	–	38,660	–	38,660

Debt exchanged for Stock	5,598,133	5,598	1,002,066	–	1,007,664

Net Loss	–	–	–	(536,538)	(536,538)

Balance at June 30, 2019	43,436,033	$43,436	$7,342,242	$(6,112,168)	$1,273,510

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30,2019	June 30,2018
Cash flows from operating activities:
Net Loss	$(536,538)	$(1,051,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,943	20,649
Amortization	61,592	61,592
Stock based compensation	317,464	141,816
Stock options issued for services	38,660	–
Impairment of intangible	69,300	–
Changes in operating assets and liabilities
Accounts receivable	4,823	61,564
Accounts receivable - related party	1,791	4,506
Prepaid expenses and other current assets	10,577	7,736
Accounts payable - trade, current	84,194	14,798
Accrued expenses and other liabilities	(80,770)	(100,193)
Deferred revenues	–	(95,601)
Net cash used in operating activities	(964)	(934,274)

Cash flows from investing activities:
Purchases of property and equipment	(28,352)	(41,786)
Purchase of trademark	(4,230)	(14,206)
Net cash used in investing activities	(32,582)	(55,992)

Cash flows from financing activities
Borrowings from line of credit	14,100	0
Borrowings from notes payable	202,205	740,000
Payments on line of credit	(6,742)	0
Payments on notes payable	(172,362)	(133,644)
Proceeds from sale of common stock	0	100,000
Net cash provided by financing activities	37,201	706,356

Net increase(decrease) in cash and cash equivalents	3,656	(283,910)
Cash and cash equivalents at beginning of period	32,220	444,420
Cash and cash equivalents at end of period	$35,876	$160,510

Cash Paid for Interest	$86,778	$49,797

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity is a holding company of best of breed financial services companies including brokerage, wealth management, estate planning, family office services, risk management, business and personal tax planning, business consulting, and financial advisor services. Financial Gravity's mission is to synergistically bring together companies that create symbiotic advantages to each other in order to bring a complete financial experience to the clients that we serve. The wholly-owned subsidiaries of the Company include: Financial Gravity Tax, Inc., Financial Gravity Wealth, Inc., Financial Gravity Business, LLC, Financial Gravity Ventures, LLC., and Tax Master Network, LLC. (“TMN”) (formerly known as Tax Coach Software, LLC.)

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

Receivables

Receivables include trade accounts receivable and are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 and $21,876 as of June 30, 2019 and September 30, 2018, respectively.

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

Customer Relationships

The customer relationships acquired as part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to such relationships on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four-year estimated life. During each of the three and nine months ended June 30, 2019 and 2018, the Company recorded amortization expense of $2,806 and $8,418, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2019 was $42,094 and $33,675 at September 30, 2018.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three and nine months ended June 30, 2019 and 2018, the Company recorded amortization expense of $16,410 and $49,228 on this intangible asset, which is included depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2019 was $246,140 and $196,912 at September 30, 2018.

Trade Name

The trade name acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to such name on the date of the purchase. Management has determined that the trade name is now fully impaired as of March 31, 2019. Accordingly, the asset has been fully written off.

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and nine months ended June 30, 2019 and 2018, the Company recorded amortization expense of $1,315 and $3,945 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2019 was $19,725 and $15,780 at September 30, 2018.

Intellectual Property

Financial Gravity maintains copyrights or trademarks on all of its printed marketing materials, the financialgravity.com website and other web pages, and proprietary software. Financial Gravity’s goal is to preserve its trade secrets and operate without infringing on the proprietary rights of other parties.

Intellectual Property are stated at cost. Intellectual Property with indefinite lives is not amortized but tested for impairment at least annually. Management has determined that the Intellectual Property has an indefinite life and does not consider the value of Intellectual Property recorded in the accompanying consolidated balance sheets to be impaired as of June 30, 2019 or September 30, 2018.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The qualitative factors evaluated by the Company include macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it’s carrying value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of June 30, 2019 or September 30, 2018.

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

The accompanying consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows include the results of operations of the acquired subsidiaries from the date of acquisition.

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of June 30, 2019 and September 30, 2018.

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

Loss Per Share

Basic loss per common share is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 38,993,226 and 35,837,900 for the three months ended June 30, 2019 and 2018, respectively. Average number of common shares were 36,949,650 and 35,823,648 for the nine months ended June 30, 2019 and 2018, respectively.

For the three months and nine months ended June 30, 2019, approximately 3,940,326 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for June 30, 2019 include 50,000 warrants, and 3,699,338 in options. For the three months and nine months ended June 30, 2018, approximately 3,430,646 common stock shares were not added to the diluted average shares because inclusion of such shares would be antidilutive. The antidilutive shares for June 30, 2018 include 350,000 warrants and 3,080,646 in options.

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

Revenue represents gross billings less discounts, and is calculated net of sales taxes, as applicable. Monthly subscription billings are recognized as revenue as collected.

Tax Master Network, LLC. has 3 types of services that are charged and collected on a month to month subscription basis (Tax Master basic, elite, and advanced membership, All-Stars coaching, Networker and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

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

On October 1, 2018 we adopted ASU 2014-09 using the full retrospective method. The Company completed its review of its material revenue streams and determined that there was no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Company’s prior revenue recognition to the new applied revenue recognition under Accounting Standards Codification (“ASC”) 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented on the unaudited consolidated financial statements after the adoption of ASC 606.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense were $48,330 and $82,307 for the three months ended, and $109,995 and $142,845 for the nine months ended June 30, 2019 and 2018, respectively.

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

On May 23, 2017, the Company and GHS Investments, LLC (“GHS Investments”) entered into an Equity Financing Agreement (the “Agreement”). The Agreement was filed as an exhibit to a registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) on September 18, 2017. The agreement was approved by the SEC November 13, 2018. The Agreement contemplates a series of transactions, pursuant to which the Company will “put” shares of its common stock to GHS in consideration of the payment to the Company of eighty percent (80%) of the “Market Price” of such shares. “Market Price” shall mean the average of the two lowest trading prices of the Company’s Common Stock during the ten (10) consecutive trading days preceding the receipt of the applicable put notice. Accordingly, on each instance the Company exercises a put option, the Company will know in advance, both the number of shares issuable upon exercise of the put option, and the dollar amount of the purchase price for such shares. The maximum purchase price for shares to be purchased by GHS Investments under the Agreement is $11,000,000. To facilitate the sale of the shares so purchased by GHS Investments, the Company agreed to file a registration statement with the Securities and Exchange Commission. The Company also entered into a Registration Rights Agreement with GHS Investments, pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, the rules and regulations promulgated thereunder, and applicable state securities laws. The Agreement will terminate (i) when GHS Investments has purchased an aggregate of $11,000,000 of the common stock of the Company, or (ii) 36 months after the effective date of the Agreement, or (iii) at such time that the registration statement is no longer in effect.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2019 and September 30, 2018:

	Estimated Service Lives	June 30, 2019	September 30, 2018
Furniture, fixtures and equipment	2 - 5 years	$82,070	$53,721
Internally developed software	10 years	152,000	152,000
		234,070	205,721
Less accumulated depreciation and amortization		(95,375)	(67,435)
		$138,695	$138,286

Depreciation expense was $9,967 and $7,587 during the three months ended June 30, 2019 and June 30, 2018, respectively, and $27,943 and $20,649 during the nine months ended June 30, 2019 and June 30, 2018, respectively.

3.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2017	$30,085
Intellectual property purchased at cost	18,855
Intellectual property at September 30, 2018	$48,940
Intellectual property purchased at cost	4,230
Intellectual property at June 30, 2019	$53,170

4.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance $67,005 and $59,646 under the line of credit at June 30, 2019 and September 30, 2018.

5.	NOTES PAYABLE

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink (Fink) in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value. A second-year payment equal to 10% of the loan was issued on January 1, 2019 with monthly principal and interest of $4,614 starting on year three. The remaining principal and accrued interest of this note is due on the maturity date, July 15, 2021. On January 1, 2019, the original note payable was amended. Payments from January 2019, through July 2019 to be interest only. Full principal and interest payments to commence August 9, 2019 until maturity, when all remaining principal and interest will be due and payable. On June 15, 2019, Fink and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $100,000 at June 30, 2019 and September 30, 2018 respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby (Ashby) in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note was due on the maturity date, August 15, 2020. On January 15, 2019, the original note payable was amended. The new interest rate on the note is 15%. The remaining principal and accrued interest of this note is now due on the maturity date, July 15, 2022. A second-year payment equal to 15% of the loan was issued on February 6, 2019 with monthly principal and interest of $4,614 starting on year three. On June 15, 2019, Ashby and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $92,406 at June 30, 2019 and September 30, 2018, respectively.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. (Heleon) in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. On January 15, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until January 15, 2020. Interest for the deferment period will be capitalized into the amount due, January 15, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due January 15, 2020. On June 15, 2019, Heleon and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $100,000 at June 30, 2019 and September 30, 2018, respectively.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indy and Sybil Bally (Bally) in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. On January 20, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 2, 2020. Interest for the deferment period will be capitalized into the amount due, February 2, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 2, 2020. On June 15, 2019, Bally and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $100,000 at June 30, 2019 and September 30, 2018, respectively

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh (Frueh) in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. On June 15, 2019, Frueh and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 at June 30, 2019 and $100,000 at September 30, 2018.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dade (Dade) in the amount of $340,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. On January 20, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 20, 2020. Interest for the deferment period will be capitalized into the amount due, February 20, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 20, 2020. On June 15, 2019, Dade and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $340,000 at June 30, 2019 and September 30, 2018, respectively.

On March 15, 2018 the Company entered into a Promissory Note Payable with Helen Janssen (Janssen) in the amount of $200,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $9,229 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, February 15, 2021. On January 15, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 15, 2020. Interest for the deferment period will be capitalized into the amount due, February 15, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 15, 2020. On June 15, 2019, Janssen and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $200,000 at June 30, 2019 and September 30, 2018, respectively.

On November 29, 2018 the Company entered into a Promissory Note Payable with Knight Capital in the amount of $155,000. There is no interest rate associated with this note. The repayment streams for this are calculated from a factoring of the receivables sold, and are payable in daily payments of $1,504 and is due on the maturity date, July 11, 2019. The outstanding balance was $8,770 and $0 at June 30, 2019 and September 30, 2018, respectively.

On April 19, 2019 the Company entered into a Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon;s behalf, with the taxing authority. Should the abatement efforts be successful, all monies paid O’Banon by the Company shall be returned. Should the abatement efforts result in mitigation, any monies paid by the Company, in excess of the mitigated amounts, shall be returned. The outstanding balance on June 30, 2019 was $30,813.

The Company’s maturities of debt subsequent to June 30, 2019 are as follows:

2019	$10,184
2020	5,867
2021	5,695
2022	17,838
$39,584

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following at June 30, 2019, and September 30, 2018:

	June 30, 2019	September 30, 2018
Deferred Rent	$14,720	$0
Corporate credit card	18,011	–
Accrued operating expenses	19,488	132,989
	$52,219	$132,989

7.	INCOME TAXES

For the three and nine months ended June 30, 2019 and 2018, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,237,654	$1,098,314
Property and equipment	6,055	3,456
Total	1,243,709	1,101,770
Net non-current deferred tax liabilities:
Intangible assets	10,319	7,996

Net	1,233,390	1,093,774
Less valuation allowance	(1,233,390)	(1,093,774)
Net deferred taxes	$–	$–

8.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from premises leased through 2024. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the three months ended June 30, 2019 and June 30, 2018 was $43,768 and $28,385 respectively and for the nine months ended June 30, 2019 and 2018 was $99,258 and $90,765, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum rental obligations as of June 30, 2019 are as follows:

2019	$31,770
2020	127,080
2021	127,080
2022	130,118
2023	132,288
Thereafter	55,120
$603,456

Legal Proceedings

From time to time, we are a party to or are otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. Management does not believe that there are any current, material legal proceedings ongoing at this time.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended June 30, 2019 and 2018, the Company sold 0 shares and 100,000 shares, respectively, for $0 and $100,000, respectively.

In February 2019, the Company granted 2,000,000 common shares to an officer of the Company as part of an amended employment agreement. The stock grant is subject to claw back, subject to vesting.  500,000 shares vest immediately, and 500,000 shares vest on each of July 16, 2019, July 16, 2020, and July 16, 2021. The officer’s departure from the Company prior to those dates, shall result in the unvested shares reverting back to the Company. For the three and nine month periods ended June 30, 2019, the Company recognized $183,750 in share based compensation expense related to this award, which is included in salaries and wages in the accompanying consolidated statements of operations.

On June 15, 2019, the Company entered into agreements, to convert notes payable into common stock. Effective that date, the note holders were granted 5,598,133 shares, in settlement of $1,007,664 in note obligations.

Preferred Stock

The Company does not have a preferred stock authorization in its articles of incorporation.

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance. There were no preferred shares issued or outstanding as of June 30, 2019 and September 30, 2018 for Financial Gravity Holdings. Financial Gravity Holdings was merged into Financial Gravity Companies, February 13, 2019 and dissolved as of that date. The authorization to issue preferred stock was terminated with the dissolution.

Warrants

In the three months ended December 31, 2017, an aggregate of 100,000 shares of the Company’s common stock had been sold for $100,000 for which the Company issued warrants for the purchase of 25,000 shares of common stock of the Company at an exercise price of $1.25 per share for a 1 year term and an additional 25,000 shares of common stock of the Company at an exercise price of $1.50 for a 2-year term.

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

Effective February 27, 2015, the Company established the 2015 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 9,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. The Plan is superseded by the 2016 Plan. No option may be issued under the Plan after November 22, 2016.

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2017	2,817,146	$317,561	$0.67	95 months
Granted	895,000	119,736	0.27	107 months
Exercised	–	–	–	–
Canceled or expired	80,592	20,052	0.29	–
Outstanding - September 30, 2018	3,631,554	417,245	0.58	98 months
Granted	200,400	9,663	0.13	112 months
Exercised	–	–	–
Canceled or expired	104,417	42,168	0.40
Outstanding - June 30, 2019	3,727,537	$384,740	$0.56	96 months

Exercisable - June 30, 2019	3,633,167		$0.55	91 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2- year vesting periods but there were 150,000 and 0 options that vested at issuance during the nine month periods ended June 30, 2019 and 2018, respectively. Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $41,370 and $47,052 for the three months ended June 30, 2019 and 2018, respectively, and $133,714 and $141,816 for the nine months ended June 30, 2019 and 2018, respectively. Unamortized share-based compensation expense as of June 30, 2019 amounted to $34,362 which is expected to be recognized over the next 1.25 years.

11.	RELATED PARTY TRANSACTIONS

Accounts receivable due from the largest stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $0 and $1,791 as of June 30, 2019 and September 30, 2018, respectively.

Management fees paid to the largest stockholder of the entity, included as management fees - related party in the accompanying consolidated statements of operations were $43,500 and $56,250 for the three months ended June 30, 2019 and 2018, respectively, and $130,500 and $147,250 for the nine months ended, respectively.

Included in professional fees were consulting fees paid to a related party as a condition to the TMN acquisition. Two agreements require certain services at a fixed fee of $16,500 per month, per agreement, commencing on November 1, 2015 with a 90-day termination clause. One agreement requires certain services at a fixed fee of $3,500 per month, commencing on November 1, 2015 with a 90-day termination clause. These contracts terminated on September 30, 2018. $0 and $60,000 in professional fees were paid under these 3 agreements for the three months ended June 30, 2019 and June 30, 2018 respectively. $0 and $180,000 in professional fees were paid under these 3 agreements for the nine months ended June 30, 2019 and June 30, 2018, respectively and were included as professional services in the accompanying consolidated statements of operations.

On April 12, 2019 the Company entered into a loan agreement with John Pollock, CEO of the Company. The note bears interest at 2.76%, and will be repaid in six equal installments of $2,520, beginning July 1, 2019. The balance of the loan at June 30, 2019 was $15,000.

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

Results of Operations for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018

Revenues

For the three months ended June 30, 2019, revenues decreased $162,428 to $926,541 from $1,088,969 for the three months ended June 30, 2018. The decrease is principally driven by elimination of intercompany management fees. For the nine months ended June 30, 2019, revenues decreased $245,934 to $3,087,063 from $3,332,997 for to the nine months ended June 30, 2018. The decrease is principally driven by elimination of intercompany management fees.

Operating Expenses

Cost of services increased by $1,903 to $15,473 for the three months ended June 30, 2019 from $13,570 for the three months ended June 30, 2018, and decreased by $20,454, to $44,783 from $65,237 for the nine months ended June 30, 2019 and June 30, 2018, respectively. The changes are related to credit card processing fees.

Professional services expenses include legal expense, professional fees, contract labor, business consulting and computer and internet expense. Professional services expenses decreased $26,514 to $119,205 for the three months ended June 30, 2019 from $145,719 for the three months ended June 30, 2018. This decrease is primarily due to the termination of consulting agreements, resulting in savings of $45,618 in three months ended June 30, 2019, offset by increases in other professional services. For the nine months ended June 30, 2019 and 2018, professional services decreased $346,708, to $278,998 at June 30, 2019, from $625,706 at June 30, 2018. This consists primarily of a cessation of the consulting fee arrangements, resulting in savings of $264,275, and a decrease in legal fees of $70,680.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. In the three months ended March 31, 2019, the investment in Trade Name was deemed fully impaired, and a charge of $69,300 was recorded to amortization for this asset. Depreciation and amortization expenses increased $1,432 for the three months ended June 30, 2019, to $30,235, from $28,803. Depreciation and amortization expenses increased $76,594 to $158,835 for the nine months ended June 30, 2019 from $82,241 for the nine months ended June 30, 2018.. The increases are due to additional purchases of fixed assets and leasehold improvements purchased in the last twelve months, and the aforementioned, one-time charge to amortization of the Trade Name asset.

General and administrative expenses decreased $435,957 to $139,220 for the three months ended June 30, 2019 from $575,177 for the three months ended June 30, 2018 and decreased $1,298,078 to $410,863 from $1,708,941 for the nine months ended June 30, 2019 and 2018. The decrease is primarily due to regular reevaluation of costs, aimed at eliminating unnecessary costs, and reducing them by elimination, consolidation or renegotiation.

Management fees decreased $12,750 to $43,500 for the three months ended June 30, 2019 from $56,250 for the three months ended June 30, 2018, and decreased by $16,750 to $130,500 for the nine months ended June 30, 2019 from $147,250 for the nine months ended June 30, 2018. These are related party fees.

Marketing expenses decreased $19,453 to $48,330 for the three months ended June 30, 2019 from $67,783 for the three months ended June 30, 2018 and decreased $96,073, to $109,945 from $206,018 for the nine months ended those dates. The decrease is primarily due to the Company bringing more of the marketing in-house instead of outsourcing.

Salaries and wages expenses increased $224,511 to $503,224 for the three months ended June 30, 2019 from $278,713 for the three months ended June 30, 2018 and increased $853,043 to $2,351,991 for the nine months ended June 30, 2019, from $1,498,948 for the nine months ended June 30, 2018. The major drivers of this are increases in payroll expenses $60,933 and $166,023 for the three and nine months ended June 30, 2019 respectively, and compensation for stock grants awarded to an officer, $78,750 for the three months ended June 30, 2019, and $183,750 for the nine months ended June 30,2019. Additionally, there were staff increases, period over period.

The Company experienced an increase in its bottom line of $87,137 to a net loss of $16,941 for the three months ended June 30, 2019 from a net loss of $104,078 for the three months ended June 30, 2018, primarily attributable to the reasons noted above, offset by an increase in interest expense of $17,263. Likewise, for the nine months ended June 30, 2019 and 2018, the Net Loss improved by $514,603, to a loss of $536,538, from a loss of $1,051,141 for the same period in 2018.

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

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash and cash equivalents of $35,876. The increase of $3,656 in cash and cash equivalents during the nine months ended June 30, 2019 was due to net cash used in operating activities of $964, net cash used by investing activities of $32,582, and net cash provided by financing activities of $37,201.

Net cash used by operating activities was $964 for the nine months ended June 30, 2019. The net cash used in operating activities was due to net loss of $536,538 adjusted primarily by the following: (1) depreciation of $27,943, amortization of $61,592, stock based compensation of $317,464, stock issued for services of $38,660, impairment of an intangible of $69,300, decrease in accounts receivable of $4,823, decrease in accounts receivable related party of $ 1,791, increase in accounts payable – trade of $84,194, a decrease in prepaid expenses of $10,577, and a decrease in accrued expenses of $80,770.

Net cash used by investing activities of $32,582 was comprised of purchases of PP&E of $28,352 and purchases of trademarks $4,230.

Net cash provided by financing activities was $37,201 for the nine months ended June 30, 2019. Cash provided by financing activities consists of borrowings on a line of credit $14,100 and via notes payable of $202,205. Cash used in financing activities consists of payments on the line of credit $6,742 and payments on notes payable $172,362.

As shown below, at June 30, 2019, our contractual cash obligations totaled approximately $697,225, all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	2019	2020-2021	2022-2023	2024 and beyond	Totals
Notes payable	$10,184	$11,562	$17,838	$0	$39,584
Related party note	15,000	0	0	0	15,000
Operating leases	35,670	277,560	262,406	0	575,636
Line of Credit	67,005	0	0	0	67,005
Total contractual cash obligations	$127,859	$289,122	$280,244	$0	$697,225

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. In mitigation of this concern, on May 23, 2017, the Company and GHS Investments, LLC (“GHS Investments”) entered into an Equity Financing Agreement (the “Agreement”). The Agreement was filed as an exhibit to a registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) on September 18, 2017. The agreement was approved by the SEC November 13, 2018. The Agreement contemplates a series of transactions, pursuant to which the Company will “put” shares of its common stock to GHS in consideration of the payment to the Company of eighty percent (80%) of the “Market Price” of such shares. “Market Price” shall mean the average of the two lowest trading prices of the Company’s Common Stock during the ten (10) consecutive trading days preceding the receipt of the applicable put notice. Accordingly, on each instance the Company exercises a put option, the Company will know in advance, both the number of shares issuable upon exercise of the put option, and the dollar amount of the purchase price for such shares. The maximum purchase price for shares to be purchased by GHS Investments under the Agreement is $11,000,000. To facilitate the sale of the shares so purchased by GHS Investments, the Company agreed to file a registration statement with the Securities and Exchange Commission. The Company also entered into a Registration Rights Agreement with GHS Investments, pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, the rules and regulations promulgated thereunder, and applicable state securities laws. The Agreement will terminate (i) when GHS Investments has purchased an aggregate of $11,000,000 of the common stock of the Company, or (ii) 36 months after the effective date of the Agreement, or (iii) at such time that the registration statement is no longer in effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2019, a group of note holders and the Company entered into an agreement to convert the notes and accrued interest, totaling $1,007,664 into 5,598,133 common shares of the Company. This was done to improve the Company’s liquidity.

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

Date: August 12, 2019	By: /s/ John Pollock
John Pollock
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Pollock	Chairman, CEO	August 12, 2019
John Pollock	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	August 12, 2019
Paul Williams	(principal financial officer)

/s/ Edward A. Lyon	Director	August 12, 2019
Edward A. Lyon

/s/ David Myers	Director	August 12, 2019
David Myers

/s/ Michael Ashby	Director	August 12, 2019
Michael Ashby

/s/ Todd Bourgeois	Director	August 12, 2019
Todd Bourgeois

/s/ Debbie Buckner
Debbie Buckner	Director	August 12, 2019

/s/Scott Winters
Scott Winters	Director	August 12, 2019

