Form 10-K
period 2019-09-30
Financial Gravity Companies, Inc.
filed 2020-01-13
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

469-342-9100

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $3,046,000 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of December 31, 2019 was 41,524,589.

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

ii

PART I

Item 1. BUSINESS.

General

Financial Gravity Companies, Inc. (“Financial Gravity” or the “Company”) was incorporated under the laws of the State of Nevada on December 5, 2005. Its principal executive offices are located at 800 N. Watters Rd., Suite 150, Allen, Texas 75013. The Company’s telephone number is 800-588-3893. The Company’s stock symbol is FGCO.

Financial Gravity is a parent company of best of breed financial services companies including brokerage, wealth management, estate planning, family office services, risk management, business and personal tax planning, business consulting, and financial advisor services. Financial Gravity's mission is to synergistically bring together companies that create symbiotic advantages to each other in order to bring a complete financial experience to the clients that we serve.

Unless otherwise provided in footnotes, all references from this point forward in this Report to “Financial Gravity,” “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Financial Gravity Companies, Inc. entity, together with its subsidiaries.

Business Overview

On October 31, 2016, following a reverse merger transaction with Pacific Oil Company, the Articles of Incorporation were amended to change the name of the Company to Financial Gravity Companies, Inc.

Sofos Investments, Inc. (formerly Financial Gravity Wealth, Inc.), Financial Gravity Tax, Inc., MPath Advisor Resources, LLC (formerly Financial Gravity Business, LLC), Financial Gravity Ventures, LLC and Tax Master Network, LLC, are Company subsidiaries that deliver a wide range of investment and financial advice, support for financial advisors, tax planning and management services to high net worth individuals and businesses nationwide.

On September 30, 2019, the Company entered into an agreement to acquire 100% of the shares of stock of Presidential Brokerage, Inc, a California corporation (“Forta”). Subsequent to the entering into the agreement, Forta changed it’s name to Forta Financial Group, Inc. (“Forta”). Upon completion of the acquisition of the Forta stock, Forta will become a wholly owned subsidiary of the Company. Forta is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado. The merger is subject to FINRA approval and will be finalized upon such approval.

The following outline briefly describes Financial Gravity’s various subsidiaries and the products and services they offer:

Sofos Investments, Inc. (Financial Gravity Wealth, Inc.) (“Sofos”) Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including financial planning, wealth management and money management.

Financial Gravity Tax, Inc. Financial Gravity Tax was a tax planning service provider for small companies and individuals. The Tax Operating System, is a system for integrating and executing tax planning strategies. This is offered via subscription for member tax professionals. Financial Gravity Tax had a small bookkeeping and payroll service businesses, but those business lines were either sold or shut down in 2019. The business lines and customers of Financial Gravity Tax was sold in October 2019 and the legal entity isn’t active currently.

Tax Master Network, LLC Tax Master Network® provides three primary services including monthly subscriptions to the Tax Master Network systems, coaching and email marketing services. Tax Master Network (“TMN”) currently supports over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. TMN has developed the Certified Tax Master® for this group and includes client acquisition and retention systems. TMN also offers tax planning services through the Tax Blueprint®. The process begins with an extensive and comprehensive review of the client’s needs. This assessment sets the requirements for the program that is subsequently developed. The second step is to use the client’s custom Tax Blueprint® to capture the identified tax savings. The Tax Blueprint® is delivered to the client as a guide to implementation of the identified tax savings strategies.

MPath Advisor Resources, LLC (formerly Financial Gravity Business, LLC.) (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Financial Gravity Ventures, LLC. Financial Gravity Ventures was established to hold acquired companies and business assets until they are integrated into the mainstream Financial Gravity business structure.

Sash Corporation dba Metro Data Processing, based in Tulsa, OK was the Company’s first acquisition and Metro Data Processing was based in Tulsa, OK. The client list was sold to ADP in 2018. This entity is now inactive and awaiting dissolution.

Fortan Financial Group, Inc. (formerlyh Presidential Brokerage, Inc.) On September 30, 2019, the Company entered into a merger agreement with Forta, to acquire Forta in exchange for Company stock. The merger is awaiting FINRA approval. When approved, the Forta shareholders will own more than 50% of the Company. Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation.

Organic growth has come in three key areas.

•	Tax Services and financial advisory services, including Tax Blueprint® and ongoing Tax Operating System® services
•	Brokerage and Wealth Management Services – and brokerage services after the Forta acquisition and money management services.
•	Other Products and Services (Insurance and other miscellaneous products and services).

All future growth is expected to come from these key areas, organic growth, acquisitions, and strategic alliances.

Competition

The market is comprised of a very large selection of varied suppliers that provide investment advisory and brokerage, financial advisory, accounting, and tax services. These include accounting firms, tax preparers, estate planners, lawyers, wealth management advisors, banks, and large financial institutions. However, many of these firms are not able to provide the customized services that small business owners are seeking, or simply do not have each of the customized services that Financial Gravity offers to meet the needs of small business owners and high net worth individuals at the price that Financial Gravity offers.

Financial Gravity’s service delivery model has been proven to work over the past years. Financial Gravity believes that its superior products, services and overall customer service will enable it to achieve sales and revenue growth.

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

Employees

As of September 30, 2019, the Company had approximately 17 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Legal Proceedings

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of its business or otherwise. It is management’s opinion that there are no legal proceedings the outcome of which will be material to its ability to operate or market its services, its consolidated financial position, operating results or cash flows.

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

Item 1A. RISK FACTORS.

The Company’s limited operating history may not serve as an adequate basis to judge its future prospects and results of operations. Financial Gravity has a relatively limited operating history. Its limited operating history and the unpredictability of the wealth management and insurance industries make it difficult for investors to evaluate its business. An investor in its securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

The Company will need additional financing to implement its business plan. The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand an already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas in which it operates, and to attract new advisors, insurance professionals and tax service providers. In particular, the Company will need additional financing to:

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

The Company’s common stock is subject to dilution. Company’s plan for increasing revenue is to recruit advisors and other professionals. Some of these recruits may be granted stock options or stock rights. These shares are among the shares reserved in Company’s stock option plan (see compensation plans discussion).

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 800 N. Watters Rd. Suite 150, Allen, TX 75013.

Tax Master Network’s offices are located at 3825 Edwards Rd., Suite 103, Cincinnati, OH 45209.

Item 3. LEGAL PROCEEDINGS.

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of its business or otherwise. It is management’s opinion that there are no legal proceedings the outcome of which will be material to its ability to operate or market its services, its consolidated financial position, operating results or cash flows.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol FGCO. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended September 30, 2018	High	Low
First Quarter	$1.50	$0.04
Second Quarter	$0.50	$0.06
Third Quarter	$0.33	$0.05
Fourth Quarter	$0.10	$0.05

Fiscal Year Ended September 30, 2019	High	Low
First Quarter	$0.10	$0.07
Second Quarter	$0.54	$0.08
Third Quarter	$0.40	$0.17
Fourth Quarter	$0.51	$0.18

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on September 30, 2019 was 74.

Dividends

The Company has never paid any cash dividends on its common stock, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales/Issuance of Unregistered Securities

On September 30, 2019, the Company entered into a merger agreement with Forta, to acquire Forta in exchange for Company stock. The merger is awaiting FINRA approval. When approved, the Forta shareholders will own more than 50% of the Company. John Pollock will remain the largest individual shareholder.

During the year ended September 30, 2018 an aggregate of 100,000 shares of the Company’s common stock have been sold for $100,000.

During the year ended September 30, 2019 the Company issued 5,598,133 shares of common stock in exchange for $1,007,664 in promissory notes.

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

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended September 30, 2019 or 2018.

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

Plan of Operations

Financial Gravity is a parent company of best of breed financial services companies including brokerage, wealth management, estate planning, family office services, risk management, business and personal tax planning, business consulting, and financial advisor services. Financial Gravity's mission is to synergistically bring together companies that create symbiotic advantages to each other in order to bring a complete financial experience to the clients that we serve.

Financial Gravity’s Subsidiaries:

Financial Gravity Holdings, Inc.

Dissolved February 13, 2019.

Financial Gravity Operations, Inc.

Dissolved February 12, 2019.

Sofos, Inc. (formerly Financial Gravity Wealth, Inc.)

After saving thousands in taxes, clients are happy to trust us with the management of their wealth, especially when treated to a different wealth management experience. Sofos is a Registered Investment Advisory firm. An RIA is an advisor or firm engaged in financial planning and wealth management business and is registered either with the Securities and Exchange Commission “SEC” or state securities authorities. An RIA has a fiduciary duty to his or her clients, which means that he or she has a fundamental obligation to provide suitable investment advice and always act in the clients’ best interests.

The Department of Labor’s fiduciary rule is officially dead. The fiduciary rule, also known officially as the “Conflict of Interest” rule, stated advisers have to give conflict-free advice on retirement accounts, putting their clients’ needs ahead of their own potential compensation.

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

MPath Advisor Resources, LLC (formerly Financial Gravity Business, LLC) (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Financial Gravity Ventures, LLC

This entity in the Company’s corporate family employs its merger strategy to acquire talent and build wealth for Financial Gravity Companies, Inc. and acquired companies. As mentioned earlier, Financial Gravity is pursuing several acquisition opportunities.

Tax Master Network, LLC

Tax Master Network “TMN” was a key acquisition in fiscal year 2016. TMN supports over 300 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. Not only did this acquisition bring high-end tax planning to Financial Gravity, but the TMN customer base adds significant business development opportunities for Financial Gravity Wealth. The Company developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016. TMN also provides tax services through its “Tax Blueprint®” system which identifies several strategies for lowering the client's taxes.

Financial Gravity Tax, Inc. has no current operations. It sold its bookkeeping and tax preparation business October 31, 2019, and all other operations are consolidated into TMN.

Sash Corporation dba Metro Data Processing

Sash Corporation dba Metro Data Processing, based in Tulsa, OK was the Company’s first acquisition and Metro Data Processing is based in Tulsa, OK. The client list was sold to ADP in 2018. This entity is now inactive and awaiting dissolution.

Results of Operations for the year ended September 30, 2019 compared to the year ended September 30, 2018

Revenues

For the year ended September 30, 2019, revenue increased $188,055 to $4,075,048 from $3,886,993 for the year ended September 30, 2018. The principal drivers for this are an increase in insurance sales commission of $300,773, offset by a decrease in Tax BluePrint sales of $179,800.

Operating Expenses

Professional services expenses include consulting fees, legal expense, professional fees, and business consulting. Professional services expenses decreased $683,437 to $141,835 for the year ended September 30, 2019 from $827,272 for the year ended September 30, 2018. Professional and consulting expenses decreased by $521,502 in 2019 compared to 2018.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $75,948 to $189,070 for the year ended September 30, 2019 from $113,122 for the year ended September 30, 2018. The increase is primarily due to a one-time charge, in 2019, to amortization related to the impairment of a Trade Name, in the amount of $69,300.

General and administrative expenses decreased $214,092 to $533,805 for the year ended September 30, 2019 from $747,897 for the year ended September 30, 2018. The largest changes were a decrease in travel of $158,957 and bad debt expense $21,876.

Marketing expenses decreased $135,401 to $131,529 for the year ended September 30, 2019 from $266,930 for the year ended September 30, 2018. The decrease is primarily due to consolidating outside vendors used and bringing marketing efforts in-house.

Salaries and wages expenses increased $242,248 to $3,501,744 for the year ended September 30, 2019 from $3,259,446 for the year ended September 30, 2018. The increase is primarily due to an increase in stock option expense of $158,331, and an overall increase in commissions of $149,817.

The Company experienced a decrease in net loss of $897,147 to a net loss of $623,485 for the year ended September 30, 2019 from a net loss of $1,520,632 for the year ended September 30, 2018, primarily attributable to the reasons noted above.

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

Revenue Recognition and Accounts Receivable.

Investment management fees are recognized as services are provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage clients’ investments. Revenues are recognized in the period earned.

Services income is recognized as consulting and other professional services are performed by the Company. Income is recognized as services are delivered.

Commission revenue is derived from the sale of premiums on life insurance policies held by third parties. The revenue is recognized as received from the insurer, issuer.

Revenue represents gross billings less discounts, net of sales tax, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Tax Master Network has 3 types of services that are charged and collected on a month to month subscription basis (Tax Master Network basic membership, All-Stars coaching, and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

Trade accounts receivable are carried only for subscription revenues not received in the period they apply to. The allowance for doubtful accounts was $0 and $21,876 as of September 30, 2019 and 2018, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate of 1.50% to 2.89% in 2019 and 1.49% to 2.55% in 2018, dividend yield of 0%, expected life of 10 years and volatility of 25.32% to 34.05%.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and cash equivalents of $36,053. The increase of $3,833 in cash and cash equivalents from September 30, 2018 was due to net cash provided by operating activities of $89,640, net cash used in investing activities of $43,582, and net cash used in financing actives of $42,225.

Net cash provided by operating activities was $89,640 for the year ended September 30, 2019, compared to $1,097,020 net cash used in operating activities for the year ended September 30, 2018. The net cash provided by operating activities for the year ended September 30, 2019 was due to net loss of $623,485, adjusted primarily by the following: increases in depreciation and amortization of $75,948, stock based compensation of $364,814, stock options issued in exchange for services and in Trade accounts receivable, $131,470. The Net operating loss was also adjusted for decreases in accounts payable – trade of $127,997, decrease in accounts receivable related party, $1,791, decreases in prepaid expenses, $13,647, decreases in accrued expenses, $75,283, and increases in deferred revenue, $33,333.

Net cash used in investing activities was $43,582 for the year ended September 30, 2019, compared to net cash used in investing activities of $60,639 for the year ended September 30, 2018. The Company purchased more equipment and trademarks during the year ended September 30, 2018.

Net cash used in financing activities was $42,225 for the year ended September 30, 2019, compared to net cash provided by financing activities of $745,459 for the year ended September 30, 2018. Financing activities for the year ended September 30, 2019 consisted primarily of borrowings from Notes payable of $202,205 and payments on notes payable of $248,703.

As shown below, at September 30, 2019, its contractual cash obligations totaled approximately $560,786 all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	Total

Notes payable	$13,393	$23,534	$–	$36,927
Operating leases	123,144	304,212	32,584	459,940
Line of Credit	63,919	–	–	63,919
Total contractual cash obligations	$200,456	$327,746	$32,584	$560,786

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of September 30, 2019 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of September 30, 2019. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2019.

Name	Age	Position with the Company
Scott Winters	49	Co-Chairman of the Board, Chief Executive Officer
John Pollock	52	Co-Chairman of the Board, Executive Vice President - Sales
Paul Williams	63	Vice Chairman of the Board, Chief Financial Officer, Secretary and Treasurer
Jennifer Winters	47	Secretary, Executive Vice President
Dan Sundby	56	Former Chief Sales Officer
Edward A. Lyon	54	Chief Tax Strategist and Board Member
George Crumley	51	Former Assistant Secretary, former Assistant Treasurer and former Board Member
Gary Nemer	73	Board Member
David Myers	67	Board Member
Michael Ashby	66	Board Member
Todd Bourgeois	58	Board Member
Debbie Buckner	56	Former President, former Chief Operating Officer, and former Board Member

Scott Winters, 49, August 15, 2019, Financial Gravity Companies, Inc. (the “Company”) appointed Mr. Scott Winters, age 49, to serve as Chief Executive Officer and Co-Chairman of the Board for the Company. Prior to joining the Company, from 2016 to present, Mr. Winters has served as Owner of Presidential Wealth Management, an investment advisory and wealth management firm. From 2003 to 2017 Mr. Winters was CEO, Chairman of the Board and Co-Founder of Eqis Capital Management, also an investment advisory, and wealth management firm.

John Pollock, 52, was CEO/Founder of Business Legacy, Inc. from 2002, Pollock Advisory Group from 2007, was the former CEO and Chairman of Financial Gravity Companies, Inc. (the Company), and is currently Co-Chairman of the Board and Executive Vice President – Sales. Mr. Pollock’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Has served as CEO and Chairman of Financial Gravity since its inception until August 2019.

•	A seasoned manager

Paul O. Williams, 63, has served on the Financial Gravity Companies, Inc. (OTC: FGCO) Board of Directors and as Vice Chairman of the Board since 2015, and has served as our Chief Financial Officer and Secretary – Treasurer from 2016 until August 2019. He currently still serves as Vice-Chairman, Chief Financial Officer and Treasurer. He graduated from Austin College in Sherman, Texas in 1978 and the Institute for Organization Management in Washington, DC in 1982. Since 2007, Mr. Williams has served as Chief Executive Officer of Bison Financial Group, Inc., a corporate financial advisory and business development firm serving middle market growth companies.

Mr. Williams also serves as an officer and director of two other public companies. On behalf of Worldwide Specialty Chemicals, Inc. based in Dallas, TX, Mr. Williams has served as Vice Chairman of the Board and Chief Financial Officer since 2019. On behalf of Light Engine Design Corp. (OTC: TLED) based in Phoenix, AZ, Mr. Williams has served as Chairman of the Board and Chief Financial Officer since 2018.

Mr. Williams also serves as an officer and director of three other private companies. Mr. Williams currently serves as: Vice Chairman of the Board of Dynamic Chemical Solutions, Inc. in Frisco, Texas since 2016; Chairman of the Board & Chief Financial Officer of Curtis Mathes, Inc. in Frisco, Texas since 2013.

Within the last five years, on behalf of Halo Companies, Inc. (OTC: HALN), Mr. Williams previously served as Vice Chairman of the Board, Treasurer, and Assistant Secretary from 2009 to 2018, and served as Chief Financial Officer from 2009 to 2012 and from 2015 to 2018.

The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to the conclusion that he is qualified to serve as a director for the Company. Mr. Williams’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Over 40 years of business experience, primarily in capital markets, mergers, and acquisitions

•	Has served as both officer and director of other public companies

•	Financial Gravity is the fourth public company for which Mr. Williams has served as Chief Financial Officer

•	Within the last 5 years, Mr. Williams served as Vice-Chairman of the Board and Chief Financial Officer at Halo Companies, Inc., a public company, and Chairman of the Board and Chief Financial Officer of Light Engine Design Corp., a public company

Dan Sundby, 56 served as Chief Sales Officer for Financial Gravity until March 2019.

Edward A. Lyon, 54, has been the Company’s Chief Tax Strategist and a Director since October 2015. From 2005 until 2015, he was Partner-in-Charge of Content at Tax Coach Software, which he founded in 2005. Mr. Lyon received a B.A. in History from Hamilton College in 1986 and a J.D. from the University of Cincinnati College of Law in 1991. Mr. Lyon’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	The founder of Tax Coach Software, managing the company for 11 years

•	A deep knowledge of accounting and financial services industries

•	A nationally-recognized expert on tax planning

•	The author of 8 books, and has appeared on over 500 radio and television broadcasts to speak about his areas of expertise

Jennifer Winters, 47, August 27th, the Board appointed Jennifer Winters to serve as Corporate Secretary. She will also serve as Executive Vice President. In order for Jennifer Winters to assume the role of Corporate Secretary, Mr. Paul Williams relinquished that role. Mr. Williams will continue to serve the Company as Vice Chairman of the Board, Chief Financial Officer and Treasurer. Mrs. Winters is an accomplished executive, having served as a Co-Founder of Eqis Holdings, Inc. from 2007 to 2017. She also served on their Board of Directors from 2010 to 2017. In addition, she served as Chief Compliance Officer of Eqis Captial Management, Inc. from 2007 to 2015. She also served as their Executive Vice President from 2015 to 2017. Jennifer Winters is the spouse of Scott Winters, the Chief Executive Officer of the Company.

George E. Crumley, 51, was on the Board of Directors from January 2015 until March of 2019.

Gary Nemer, 73, From 2016 to present, Mr. Nemer has served as a Board Member and Chairman of the Board of Directors of Presidential Brokerage, Inc., an investment advisory and wealth management firm. Mr. Nemer also serves on the Board of Directors of Eqis Capital Management, also an investment advisory and wealth management firm. Mr. Nemer graduated from the USC Gould School of Law at the University of Southern California and is a practicing attorney in the San Francisco area.

David Myers, 67, has been on the Board of Directors since August 28, 2019. From 2013 to March 2019, he served as Vice President, Strategy & Analytics for McGraw-Hill Education, a learning science company and one of the “big three” educational publishers that provide customized educational content, software, and services for pre-K through postgraduate education. At McGraw-Hill, he was responsible for market analytics, market research, pricing strategy, business and competitive intelligence, state adoption planning and strategic planning. From 2011 to 2013, Mr. Myers served as Senior Manager, Business Development for Mimio Interactive Teaching Technologies, which provides innovative, engaging, and affordable educational technology and solutions that provide a better way to learn. At Mimio, he was responsible for developing a team and implementing a suite of business intelligence programs (market research, competitive intelligence, global market share and financial scenario models). Mr. Myers’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	A deep understanding of the role technology plays as an enabler of competitive business advantage
•	Deep experience building and leading skilled teams
•	Adept at applying marketing analytics, market research, pricing strategy and competitive intelligence to the strategic planning for enterprises
•	Skills in team-building, analytics, operations and organizational optimization

Michael Ashby, 66, has been on the Board of Directors since August 28, 2019. Since March 2015, he has managed a variety of consulting engagements -- both domestic and internationally – through his personal consulting company. In January 2015, he served as a consultant for Ashby OpsComm, an industrial consulting and engineering firm. In that role, Mr. Ashby as Startup Manager for the Al Hosn super sour gas plant startup in the UAE – and successfully brought on line the largest sour gas processing plant in the world with no major incidents. Mr. Ashby also spent over a decade with Occidental Petroleum in a series of management roles with ever-growing responsibility, most recently as World Wide Engineering Chief of Surface Operations and Engineering responsible for operations and technical support of all business units across the globe. Mr. Ashby’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Decades of experience working in complex project management
•	Strong people skills at all levels of an organization, from front-line workers to senior management
•	Superior planning and execution skills

Todd Bourgeois, 58, has been on the Board of Directors since August 28, 2019. Mr. Bourgeois has had a long career with Coca-Cola Bottlers, Inc. (from 1982 forward), most recently as Vice President of Business Integration for Coca-Cola Southwest Beverages. In his most recent role, Mr. Bourgeois was responsible for leading a team that spearheaded all Critical Business Transformation Projects throughout Coca Cola Southwest Beverages, Inc. including formulation of ROI Synergy initiatives as well as Operational Plans for execution of these projects. He reported directly to the CEO of Coca-Cola Southwest Beverages and managed a Team of Project Coordinators, Analysts and multiple external consultant teams (McKinsey, Deloitte, Accenture). Mr. Bourgeois’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Over 30 years of experience managing diverse teams for a broad range of business improvement projects
•	Experience managing large sales and marketing organizations

Debbie Buckner, 56, was on the Board of Directors from August 28, 2018 through August 22, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2019 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2019, or written representations that Form 5 was not required for fiscal year 2019, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2019 and 2018 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2019 and 2018; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2019 and 2018.

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other	Total
Scott Winters	2019	$31,250	–	–	–	–	$31,250
CEO, Principal Executive Officer***	2018	–	–	–	–	–	–
John Pollock	2019	$52,994	–	–	–	$152,250	$205,244
Executive Vice President – Sales***	2018	$23,660	–	–	–	$203,000	$226,660
Debbie Buckner	2019	$137,500			$214,594		$352,094
President and Chief Operating Officer
Paul Williams	2019	$96,000	–	–	–	–	$96,000
CFO, Principal Financial Officer	2018	$96,000	–	–	–	–	$96,000
Dan Sundby
Former CSO****	2018	$132,797	$15,000	–	$116,292	–	$264,089
Dave Crowley	2019	$30,000	$81,666	–	–	–	$111,666
Former Principal Advisor****	2018	$258,158	$20,000	–	–	–	$278,158
Edward A. Lyon	2019	$42,000	–	–	–	$198,000	$240,000
CTS	2018	$42,000	–	–	–	$198,000	$240,000

***Current salary is $250,000 annually, with no other compensation.

****Separated in March 2019.

(1) The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate from 1.50% to 2.89% in 2019 and 1.49% to 2.55% in 2018, dividend yield of 0%, expected life of 10 years and volatility of 25.32% to 34.05%. The aggregate grant date fair value of the option award is $232,596, to be recognized over the term of the option award.

Except as described below, none of the Named Executive Officers has an employment agreement.

Edward A. Lyon, a member of the Board of Directors, is party to an employment agreement. which provides for base salary of $42,000 per year, plus management fees of $198,000 annually, paid semi-monthly. Mr. Lyon serves as the General Manager, responsible for supervising the business and affairs of Tax Master Network.

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

For the fiscal year ended September 30, 2019, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any of the Directors or executive officers and none of the Directors or executive officers exercised any stock options or stock appreciation rights. There are no non-equity incentive plan agreements with any of the Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

Dan Sundby has options currently vesting and the options are fully vested.

Compensation of Directors

This section is not applicable as there was no director compensation for year ended September 30, 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Certain executives have compensation agreements that include payments to be made by us upon termination of service without cause, up to one year of annual salary. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control, other than vesting as described in the stock option grant agreement and plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of September 30, 2019, of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

Beneficial Owner (1)	Amount of Beneficial Ownership (1)	Percentage of Shares
John Pollock (2)	15,060,462	36.3%
Dave Crowley (2, 4)	3,000,000	7.2%
Keith VandeStadt (2, 4, 5)	2,821,500	6.8%
Edward A. Lyon (2)	2,593,500	6.3%
Paul Williams (2)	1,900,927	4.7%
Michael Ashby (2, 6)	1,346,806	3.2%
Dan Sundby (2, 3)	354,167	*
Todd Bourgeois (2, 7)	325,000	*
George Crumley (2, 5)	150,000	*
David Myers (2, 5)	150,000	*
Debbie Buckner (2)	–	–
Directors and executive officers as group (nine persons)	21,880,862	52.8%

(1)	Each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2)	The address for each such beneficial owner is 800 N. Watters Road, Suite 150, Allen, Texas 75013.

(3)	Includes 291,667 shares subject to options that are currently vested, plus an additional 208,333 shares subject to options that vest within 10 months not used.

(4)	Non-director or executive officer with more than 5% ownership.

(5)	Represents shares subject to options that are currently vested.

(6)	Includes 150,000 shares subject to options that are currently vested, and 1,196,806 shares of common stock.

(7)	Includes 175,000 shares subject to options that are currently vested, and 150,000 shares of common stock.

(8)	Scott Winters has 75,000 fully vested stock options.

*	indicates an ownership percentage of less than one percent.

Changes in Control

On September 30, 2019, the Company entered into a merger agreement with Forta Financial Group, Inc. (formerly Presidential Brokerage, Inc.) (“Forta”), to acquire Forta in exchange for Company stock. The merger is awaiting FINRA approval. When approved, the Forta shareholders will own more than 50% of the Company. John Pollock will remain the largest shareholder.

Securities authorized for issuance under equity compensation plans.

The following table provides information as of the end of the most recently completed fiscal year, with respect to Company compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	A (1)		B	C

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A)
Equity compensation plans approved by security holders (2015 Stock Option Plan)	-	(2,4)	$–	–	(4)
Equity compensation plans not approved by security holders (2016 Stock Option Plan)(6)	20,000,000	(3)	0.20	13,239,354	(5)
Total	20,000,000	(4)	$0.20	13,239,354

(1)	As consequence of the Merger, outstanding options of the 2015 Plan in the amount of 2,200,346 of the Company’s shares have vested.
(2)	Shares subject to stock options under 2015 Stock Option Plan.
(3)	Shares subject to stock options under 2016 Stock Option Plan.
(4)	The 2015 Stock Option Plan was replaced by the 2016 Stock Option Plan.
(5)	Shares available for grant of stock options to employees, directors and consultants under the 2016 Stock Option Plan.
(6)	Subsequent to the fiscal year end, the 2016 Stock Option has been amended to the 2016 Omnibus Incentive Plan, adding Stock Appreciation Rights (“SAR”) as incentive offerings. Since the amendment, SAR grants have been issued as incentive offerings to advisors for affiliating with the Company.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance. The 2015 Stock Option Plan and the 2016 Stock Option Plan were adopted without approval of Company security holders.

The Company has granted stock options to certain employees and contractors under its 2015 Stock Option Plan, assumed from Financial Gravity Holdings and under its 2016 Stock Option Plan. The Company is authorized to issue an aggregate of 20,000,000 options, of which 13,239,354 remain available for issuance at September 30, 2019, as non- statutory (non-qualified) stock options, under the 2016 Stock Option Plan. Currently outstanding options under the 2015 and 2016 Stock Option Plans vest over a period of no greater than two years and expire ten years from the grant date.

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

Company entered into an agreement to purchase 100% of the stock of Forta. Scott Winters, Gary Nemer and William Nelson, Jr. own, in aggregate, in excess of 80% of the shares of stock of Forta. Neither Mr. Winters nor Mr. Nemer voted as Board Members on the approval of the acquisition of Forta stock.

TaxTuneup, LLC, which is an entity owned by Mr. Edward A. Lyon, a current director of the Company, received approximately 43% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $864,500. As a consequence of such issuance, Mr. Lyon is the beneficial owner of 6.8% of the Company’s common stock as of September 30, 2019 (after giving effect to the Merger).

Additionally, Van Data, LLC, which is an entity owned Keith VandeStadt, a greater than 5% beneficial shareholder of the Company, received approximately 47% of the shares of Financial Gravity Holdings issued in the Tax Coach Software Transaction, then having an approximate value of $940,500. As a consequence of such issuance, Mr. VandeStadt is the beneficial owner of 7.4% of the Company’s common stock as of September 30, 2019 (after giving effect to the Merger).

In the Tax Coach Software Transaction, the shares of Financial Gravity Holdings common stock received by TaxTuneup, LLC (owned by Mr. Lyon), do not include any of the shares of Financial Gravity Holdings common stock received by Van Data, LLC (owned by Mr. VandeStadt). Their respective holdings of Company common stock are completely separated.

During fiscal 2019 and 2018, TaxTuneup, LLC, an entity owned by Mr. Edward A. Lyon, received the sums of $198,000 and $198,000, respectively, from the Company, in compensation for strategic tax planning recommendations and research, business consulting and writing of books and tax planning and Tax Master Network® related content.

During fiscal year 2019 and 2018, the Company paid $60,000 and $138,980, respectively, to Van Data, LLC, a consulting firm owned and controlled by Keith VandeStadt, in compensation for maintaining the Tax Coach Software application and data, making enhancements and modifications to software as needed, maintaining server platform and web environment, applying updates to licensed content, and other services agreed upon in writing.

During fiscal 2019 and 2018, a company owned and controlled by Mr. John Pollock (Fourly Enterprises, LLC) received the sum of $152,500 and $203,000, respectively, from the Company, in compensation for strategic business planning and consulting, business development, process and technology development.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC System. For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. The Company’s Board of Directors has determined that, of the Company’s present directors, each of Gary Nemer, David Myers, Michael Ashby, and Todd Bourgeois, constituting four of the eight members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that Scott Winters, John Pollock, Paul Williams and Edward A. Lyon are not “independent directors” since they currently serve as executive officers of the Company.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Whitley Penn LLP for professional services rendered for the fiscal years ended September 30, 2019 and 2018, respectively.

Audit Fees. Fees billed for services by Whitley Penn LLP were $76,177 for fiscal year 2019 and $103,238 for fiscal year 2018. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. None

Tax Fees. Fees billed or remainder to be billed for tax services by Whitley Penn LLP were $13,500 for fiscal year 2019 and $13,500 for fiscal year 2018

All Other Fees. None

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

Date: January 13, 2020	By:	/s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2020	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	January 13, 2020
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	January 13, 2020
Paul Williams	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	January 13, 2020
John Pollock

/s/ Jennifer Winters	Secretary, EVP, Director	January 13, 2020
Jennifer Winters

/s/ Edward A. Lyon	Director	January 13, 2020
Edward A. Lyon

/s/ William R. Nelson	Director	January 13, 2020
William R. Nelson

FINANCIAL GRAVITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEPTEMBER 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Financial Gravity Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Financial Gravity Companies, Inc. (the “Company”), as of September 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Whitley Penn LLP

Dallas, Texas

December 30, 2019

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30,

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,053	$32,220
Trade accounts receivable, net	147,377	15,907
Accounts receivable - related party	–	1,791
Prepaid expenses and other current assets	12,010	25,657
Total current assets	195,440	75,575

OTHER ASSETS
Property and equipment, net	139,991	138,286
Customer relationships, net	–	11,225
Proprietary content, net	262,550	328,188
Trade name	–	69,300
Non-compete agreements, net	5,260	10,520
Intellectual Property	53,170	48,940
Goodwill	1,094,702	1,094,702

TOTAL ASSETS	$1,751,113	$1,776,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$174,749	$105,435
Accrued expenses	146,872	132,989
Deferred revenue	94,733	–
Line of credit	63,919	59,646
Notes payable	13,393	356,173
Total current liabilities	493,666	654,243

NOTES PAYABLE	23,534	676,233

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 41,436,033 shares issued and outstanding as of September 30, 2019 and 35,837,900 shares issued and outstanding as of September 30, 2018	41,436	35,838
Additional paid-in capital	7,391,592	5,986,052
Accumulated deficit	(6,199,115)	(5,575,630)
Total stockholders’ equity	1,233,913	446,260

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,751,113	$1,776,736

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30,

	2019	2018
REVENUE
Investment management fees	$1,884,117	$1,775,838
Commissions and Service income	2,190,931	2,111,155
Total revenue	4,075,048	3,886,993

OPERATING EXPENSES
Cost of services	54,927	85,998
Professional services	141,835	827,272
Depreciation and amortization	189,070	113,122
General and administrative	533,805	747,897

Marketing	131,529	266,930
Salaries and wages	3,501,744	3,259,446
Total operating expenses	4,552,910	5,300,665

Net operating loss	(477,862)	(1,413,672)

OTHER EXPENSE
Interest expense	(145,623)	(106,960)
Total other expense	(145,623)	(106,960)

NET LOSS	$(623,485)	$(1,520,632)

LOSS PER SHARE - Basic and Diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2019 and 2018

	Number of Shares Issued and Outstanding		Common Stock Par Value Amount		Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at September 30, 2017	35,737,900		$35,738		$5,679,668	$(4,054,998)	$1,660,408
Common stock issued under a private placement memorandum	100,000		100		99,900	–	100,000
Stock based employee compensation expense	–		–		206,484	–	206,484
Net Loss	–		–		–	(1,520,632)	(1,520,632)
Balance at September 30, 2018	35,837,900		$35,838		$5,986,052	$(5,575,630)	$446,260
Stock based employee compensation expense		_		_	364,814	–	364,814
Stock options in lieu of expenses, as marketing expenses	–		–		38,660	–	38,660
Common stock issued upon conversion of debt	5,598,133		5,598		1,002,066	–	1,007,664
Net Loss	–		–		–	(623,485)	(623,485)
Balance at September 30, 2019	41,436,033		$41,436		$7,391,592	$(6,199,115)	$1,234,023

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(623,485)	$(1,520,632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	189,070	113,122
Common stock issued in exchange for services	38,660	–
Stock based compensation	364,814	206,484
Bad debt expense	–	21,876
Changes in operating assets and liabilities
Trade accounts receivable, net	(131,470)	72,012
Accounts receivable - related party	1,791	2,715
Prepaid expenses	13,647	38,946
Accounts payable - trade	127,997	53,621
Accrued expenses	75,283	10,437
Deferred revenue	33,333	(95,601)
Net cash provided by (used in) operating activities	89,640	(1,097,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(39,353)	(41,783)
Purchases of trademarks	(4,229)	(18,856)
Net cash used in investing activities	(43,582)	(60,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	14,521	77,561
Payments on line of credit	(10,248)	(110,089)
Borrowings from note payable	202,205	740,000
Payments on note payable	(248,703)	(62,013)
Proceeds from the sale of common stock	–	100,000
Net cash (used in) provided by financing activities	(42,225)	745,459

TOTAL CHANGE IN CASH AND CASH EQUIVALENTS	3,833	(412,200)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,220	444,420

CASH AND CASH EQUIVALENTS AT END OF YEAR	$36,053	$32,220

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$101,061	$95,756
Accrued interest converted to equity	$58,683	$–
Notes payable converted to equity	$948,981	$–

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) located in Allen, Texas. The wholly-owned subsidiaries of the organization include: Financial Gravity Holdings, Inc. (dissolved February 13, 2019), Financial Gravity Operations, Inc. (dissolved February 12, 2019), Financial Gravity Tax, Inc (sold October 31, 2019)., Sofos, Inc. (formerly Financial Gravity Wealth, Inc.), MPath Advisor Resources, LLC. (formerly Financial Gravity Business, LLC), Financial Gravity Ventures, LLC., Tax Master Network, LLC, and SASH Corporation (inactive and awaiting dissolution).

Financial Gravity Holdings, Inc. (“FGH”) was established on September 29, 2014 to engage in the acquisition and integration of financial and other businesses which will deliver a wide range of accounting, tax planning and management services to high net worth individuals and businesses in the Dallas/Fort Worth region, with further expansion into other markets in accordance with its long-term growth rate and strategic business plan. FGH was merged into the Company, February 13, 2019 and subsequently dissolved.

Financial Gravity Operations, Inc. (“FGO”) was established as a wholly-owned subsidiary of FGH in Texas on September 29, 2014. FGO did not have any activity through September 30, 2014. Activity commenced in 2015 for FGO related to the management of operational expenses for the shared services of the subsidiaries. FGO was merged into the FGH, February 12, 2019 and subsequently dissolved.

MPath Advisor Resources, LLC. (formerly Financial Gravity Business, LLC.) (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Financial Gravity Ventures, LLC. (“FGV”) formerly Cloud9 Accelerator, LLC was acquired by Cloud9 Holdings Company (Cloud9) effective December 31, 2014 and holds acquired companies and business assets until they are integrated into the main stream Financial Gravity business structure. FGV did not have any financial activity through September 30, 2019.

Financial Gravity Tax, Inc. (“FG Tax”) formerly Business Legacy, Inc., (“BLI”) was acquired by FGO for no cost effective December 1, 2015 and is located in Allen, Texas. BLI is a bookkeeping, tax planning, tax preparation, and payroll service provider to small companies and individuals. FG Tax was sold October 31, 2019.

Sofos, Inc. (formerly Financial Gravity Wealth, Inc.) (“Sofos”) Sofos is a registered investment advisor, located in Allen, Texas. Sofos provides asset management services.

SASH Corporation, an Oklahoma corporation doing business as Metro Data Processing (“MDP”) was acquired August 12, 2015. The purchase was made by Cloud9Accelerator, LLC. MDP was located in Tulsa, Oklahoma, and provided payroll services, software, and support solutions to business owners. This business was sold during fiscal 2019 for a net gain of $28,585. MDP is inactive and awaiting dissolution.

Tax Master Network, LLC (“TMN”), was acquired effective October 1, 2015, and is an Ohio limited liability company. The purchase was made by FGH. TMN, located in Cincinnati, Ohio, provides three primary services including monthly subscriptions to the “Tax Coach” software system, coaching and email marketing services.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of Financial Gravity Companies, FGW, FGT, and TMN , (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 and $21,876 as of September 30, 2019 and 2018, respectively.

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

Property and equipment operated under material leases which transfer substantially all benefits and risks associated with the assets to the Company are capitalized. An asset and liability equal to the present or fair value, if appropriate, of minimum payments over the term of the leases are recorded. Amortization of the asset is computed using the straight-line method. Expenses associated with all other leases (operating leases) are charged to expense as incurred.

Customer Relationships

The customer relationships acquired from the TMN purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to it on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four- year estimated life. During the years ended September 30, 2019 and 2018, the Company recorded amortization expense of $11,225 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2019 and 2018 was $44,900, and $33,675 respectively. This has been fully amortized as of September 30, 2019.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During the years ended September 30, 2019 and 2018, the Company recorded amortization expense of $65,638 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2019 and 2018 was $262,550 and $196,912, respectively.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2020	$65,638
2021	65,638
2022	65,638
2023	65,636
$262,550

Trade Name

The trade name acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to it on the date of the purchase. Management has determined that the trade name had no future value and considers the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2019. Accordingly, this asset was fully written off in 2019.

Non-compete Agreements

Non-compete agreements established as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to them on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During the years ended September 30, 2019 and 2018, the Company recorded amortization expense of $5,260 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2019 and 2018 was $21,040 and $15,780, respectively.

Future amortization of the non-compete agreements is estimated to be as follows for the years ended September 30:

2020	$5,260

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property are stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2019 and 2018.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of September 30, 2019, and 2018.

Goodwill consists of the following:

Goodwill at September 30, 2018	$1,094,702
Goodwill at September 30, 2019	$1,094,702

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of September 30, 2019 and 2018.

From time to time, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s Federal returns since 2016 are still subject for examination by taxing authorities.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 37,825,239 and 35,830,228 for years ended September 30, 2019 and 2018, respectively.

For the years ended September 30, 2019 and 2018, approximately 2,788,476 and 3,361,538 common stock options, respectively, and 25,000 and 200,000 warrants, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

Revenue Recognition

The Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates (“ASU”) ASU 2014-09, Revenue from Contracts with Customers October 1, 2018 on a modified basis. As the initial adoption of the standard did not have a material impact on the Company's financial condition or results of operations, no cumulative effect was recognized at the date of initial application. The Company also had no significant changes to systems, processes, or controls.

The Company derives its revenues primarily from six components: Investment Management Fees, Tax Master Network subscriptions, Tax Operating System subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, and Insurance Sales.

FG Wealth generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned, at the end of each period.

FG Tax generates service income from its consulting and other professional services performed. Revenue recognized as service is provided.

Commission revenue is derived from the sale of annuities and premiums on life insurance policies held by third parties. The revenue is recognized when commissions are received from insurers and issuers of the products.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Tax Master Network has five levels of services that are charged and collected on a month to month subscription basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense were $131,529 and $266,930 for the years ended September 30, 2019 and 2018, respectively.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free rate of 1.50% to 2.89% in 2019 and 1.49% to 2.55% in 2018, dividend yield of 0%, expected life of 10 years and volatility of 25.32% to 34.05%.

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

Future Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for annual and interim periods beginning after December 31, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected losses from customers method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance is effective for the Company beginning with the fourth quarter of 2020. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on the Company's financial condition or results of operations.

In February 2018, the FASB issued ASU Update No. 2018-02 Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2018-02 is effective for the years beginning after December 31, 2019 and for all periods presented. Early application of the amendments in this ASU is permitted. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In March 2018, the FASB issued ASU Update No. 2018-07, Investments – Equity Method and Joint Ventures (Topic 323). The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2018-07 is effective for the years beginning after December 31, 2018. Early application of the amendments in this ASU is permitted. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

In March 2018, the FASB issued ASU Update No. 2018-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update are to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2018-09 is effective for annual periods beginning after December 31, 2018, and interim periods within those annual periods. The Company has yet to do a full analysis on the impact this will have but will do during the next fiscal year. The Company does not expect any significant financial impact to the financial statements upon adoption of this standard.

2.          PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

	Estimated Service Lives	2019	2018
Furniture, fixtures and equipment	2 to 5 years	$93,073	$53,271
Internally developed software	10 years	152,000	152,000
		245,073	205,721
Less accumulated depreciation and amortization		105,082	67,435
		$139,991	$138,286

Depreciation expense was $37,647 and $31,899 during the years ended September 30, 2019 and 2018, respectively.

3.          INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Trademarks at September 30, 2017	$30,085
Trademarks purchased at cost	18,855
Trademarks at September 30, 2018	$48,940
Trademarks purchased at cost	4,230
Trademarks at September 30, 2019	$53,170

4.         LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $63,919 and $59,646 for the years ended September 30, 2019 and 2018, respectively.

5.         NOTES PAYABLE

On August 9, 2017 the Company entered into a Promissory Note Payable with Elmer Fink (Fink) in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value. A second-year payment equal to 10% of the loan was issued on December 1, 2019 with monthly principal and interest of $4,614 starting on year three. The remaining principal and accrued interest of this note is due on the maturity date, July 15, 2021. On December 1, 2019, the original note payable was amended. Payments from December 2019, through July 2019 to be interest only. Full principal and interest payments to commence August 9, 2019 until maturity, when all remaining principal and interest will be due and payable. On June 15, 2019, Fink and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $100,000 at September 30, 2019 and 2018, respectively.

On August 9, 2017 the Company entered into a Promissory Note Payable with Mike and Terri Ashby (Ashby) in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note was due on the maturity date, August 15, 2020. On December 31, 2019, the original note payable was amended. The new interest rate on the note is 15%. The remaining principal and accrued interest of this note is now due on the maturity date, July 15, 2022. A second-year payment equal to 15% of the loan was issued on February 6, 2019 with monthly principal and interest of $4,614 starting on year three. On June 15, 2019, Ashby and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $92,406 at September 30, 2019 and 2018, respectively.

On September 5, 2017 the Company entered into a Promissory Note Payable with Heleon Investment Company, Ltd. (Heleon) in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, August 15, 2020. On December 31, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until December 31, 2020. Interest for the deferment period will be capitalized into the amount due, December 31, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due December 31, 2020. On June 15, 2019, Heleon and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $100,000 at September 30, 2019 and 2018, respectively.

On October 2, 2017 the Company entered into a Promissory Note Payable with Indy and Sybil Bally (Bally) in the amount of $100,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 2, 2020. On December 20, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 2, 2020. Interest for the deferment period will be capitalized into the amount due, February 2, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 2, 2020. On June 15, 2019, Bally and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $100,000 at September 30, 2019 and 2018, respectively.

On October 2, 2017 the Company entered into a Promissory Note Payable with Paul Frueh (Frueh) in the amount of $100,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $4,614 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. On June 15, 2019, Frueh and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $100,000 at September 30, 2019 and 2018, respectively.

On November 2, 2017 the Company entered into a Promissory Note Payable with Michael and Donna Dade (Dade) in the amount of $340,000. The interest rate on the note was 10%. First year payment was equal to 10% of the loan value with monthly principal and interest of $15,689 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, October 20, 2020. On December 20, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 20, 2020. Interest for the deferment period will be capitalized into the amount due, February 20, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 20, 2020. On June 15, 2019, Dade and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $340,000 at September 30, 2019 and 2018, respectively.

On March 15, 2018 the Company entered into a Promissory Note Payable with Helen Janssen (Janssen) in the amount of $200,000. The interest rate on the note is 10%. First year payment is equal to 10% of the loan value with monthly principal and interest of $9,229 starting on year two. The remaining principal and accrued interest of this note is due on the maturity date, February 15, 2021. On December 31, 2019, the original note payable was amended. The new interest rate on the note is 15%. Payment on the note is deferred until February 15, 2020. Interest for the deferment period will be capitalized into the amount due, February 15, 2020, resulting in a new Amount Due. The New Amount Due plus interest will amortize over the following 24 months, with the first payment due February 15, 2020. On June 15, 2019, Janssen and the Company entered into an agreement to convert the note into common shares of the Company and the note and accrued interest were settled in full as of that date. The outstanding balance was $0 and $200,000 at September 30, 2019 and 2018, respectively.

On November 29, 2018 the Company entered into a Promissory Note Payable with Knight Capital in the amount of $155,000. There is no interest rate associated with this note. The repayment streams for this are calculated from a factoring of the receivables sold, and are payable in daily payments of $1,504 and is due on the maturity date, July 11, 2019. The outstanding balance was $0 at September 30, 2019.

On April 19, 2019 the Company entered into a Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority. Should the abatement efforts be successful, all monies paid O’Banon by the Company shall be returned. Should the abatement efforts result in mitigation, any monies paid by the Company, in excess of the mitigated amounts, shall be returned. The outstanding balance on September 30, 2019 and 2018, was $29,401 and $0 respectively.

On April 12, 2019, the Company entered into a promissory note payable with a related party, John Pollock, the current EVP, in the amount of $15,000, and bears interest at 2.76%. The note is scheduled to be repaid in full by December 1, 2019. The outstanding balance on September 30, 2019 and 2018, was $7,526 and $0 respectively.

The Company’s maturities of debt subsequent to September 30, 2019 are as follows:

2020	$13,393
2021	6,229
2022	17,305
$36,927

6.         ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2019	2018
Accrued payroll	$19,502	$19,689
Accrued operating expenses	113,013	113,300
Deferred rent	14,357	–
	$146,872	$132,989

7.         INCOME TAXES

The Company elected C Corporation tax status from inception. Net operating losses (“NOL”) since that date total $5,624,574 as of September 30, 2019 and may be carried forward to offset future taxable income; accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended September 30:

	2019		2018
Tax benefit calculated at statutory rate	21.00%		24.25%
Expense not deductible	(1.83%	)	(0.16%	)
State tax, net of federal benefit	–		(0.45%	)
Effect of rate change	–		(26.99%	)
Changes to valuation allowance	(19.17%	)	3.35%
Provision for income taxes	–%		–%

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at September 30:

	2019	2018
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,181,160	$1,098,314
Property and equipment	6,921	3,456
	1,188,081	1,101,770
Net non-current deferred tax liabilities:
Intangible assets	10,319	7,996

Net	1,177,762	1,093,774
Less valuation allowance	(1,177,762)	(1,093,774)
Net deferred taxes	$–	$–

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted December 22, 2018, reduced the corporate income tax rate effective December 1, 2019 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the limitations on the deduction for interest incurred in 2019 or later of up to 70% of its taxable income for the carryforward year and the limitation of the utilization of post 2018 net operating loss carryforwards. The Company does not anticipate material changes to its income tax provision as a result of the passage of the Tax Act until pretax law change net operating losses are fully utilized or expire in 2026. The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The deferred tax assets of the Company were reduced by $408,041 as a result of this remeasurement. This change was fully offset by the corresponding change in the valuation allowance. The Company is still analyzing certain aspects of the Tax Act, and refining its calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts. The Company’s estimates may also be affected in the future as the Company gains a more thorough understanding of the Tax Act, and how the individual states are implementing this new law.

8.          COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company conducts operations from leased premises leased through 2024. Some of these leases provide for payment of taxes, insurance, utilities and maintenance. The Company also leases certain equipment under operating leases. Total rent expense for the years ended September 30, 2019 and 2018 was $135,041 and $118,126, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

2020	$123,144
2021	110,444
2022	96,016
2023	97,752
Thereafter	32,584
$459,940

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

Financial Gravity Holdings, a subsidiary of the Company, has authorized the issuance of up to 10,000,000 shares of preferred stock, by action of the Board of Directors. The preferred stock authorization has not been formalized via the filing of an amendment to the certificate of formation of Financial Gravity Holdings. The rights and obligations of the preferred stock are as determined by the Board of Directors at the time of issuance. Financial Gravity Holdings was dissolved February 13, 2019.

For each of the Company and Financial Gravity Holdings, its subsidiary, there were no preferred shares issued or outstanding as of September 30, 2019 and 2018.

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

Additional Common Stock Issuances

During the years ended September 30, 2019 and 2018, 0 and 100,000 shares were issued, for $0 and $100,000 respectively.

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2017	2,817,146	$317,561	$0.67	101 months
Granted	895,000	119,736	0.27	113 months
Exercised	–	–	–	–
Canceled or expired	80,596	20,052	0.27	–
Outstanding - September 30, 2018	3,361,538	417,245	0.58	101 months
Granted	2,269,650	472,048	0.21	113 months
Exercised	–	–	–
Canceled or expired	3,112,712	338,838	0.24
Outstanding - September 30, 2019	2,788,476	$550,455	$0.29	99 months

Exercisable - September 30, 2019	2,707,209		$0.29	98 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. Most of the stock options granted under the 2016 Plan have 2-year vesting periods but there were 650,000 and 20,000 options that vested at issuance during fiscal 2018 and 2019, respectively. Total compensation expense included in salaries and wages of previously unamortized stock compensation was $364,814 and $206,484 for the years ended September 30, 2019 and 2018, respectively. Unamortized share-based compensation expense as of September 30, 2019 amounted to $12,871 which is expected to recognize over the next 1.84 years.

11.          RELATED PARTY TRANSACTIONS

Accounts receivable due from the largest stockholder of the entity, included in accounts receivable – related party in the accompanying consolidated balance sheets was $0 and $1,791 as of September 30, 2019 and September 30, 2018, respectively.

Management fees paid to the majority stockholder of the entity, included in salaries and wages in the accompanying consolidated statements of operations were $152,500 and $203,000 for fiscal 2019 and 2018, respectively.

Included in salaries and wages were consulting fees paid to a related party as a condition to the TMN acquisition. The agreement requires payments each month totaling $21,500. The total paid under this agreement in fiscal 2019 and 2018 respectively, were $258,000 and $403,160.

On April 12, 2019 the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and will be repaid in six equal installments of $2,520, beginning July 1, 2019. The balance of the loan at September 30, 2019 was $7,526.

12.          SUBSEQUENT EVENTS

September 30, 2019, the Company entered into a merger agreement with Forta Financial Group, Inc. (formerly Presidential Brokerage, Inc.) (“Forta”), to acquire Forta in exchange for Company stock. 45,797,684 shares of Financial Gravity Companies, Inc. will be issued in exchange for the stock of Forta. Companies will assume approximately $860,000 of Forta debt and receive approximately $1,220,000 in Forta assets. Subsequent to September 30, 2019, the Company applied to FINRA for approval of the merger. The merger is subject to FINRA approval and will be finalized upon such approval.

