Form 10-K/A
period 2019-09-30
Financial Gravity Companies, Inc.
filed 2020-01-21
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

EXPLANATORY NOTE

Financial Gravity Companies, Inc. (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (this “Amendment”), originally filed with the Securities and Exchange Commission on January 13, 2020 (the “Original Filing) to correct the date that appears on the Report of Independent Accounting Firm that appears on page F-2. We also corrected the balance at September 30, 2019 on the Consolidated Statements of Changes in Stockholders’ Equity.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-K

ii

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

iii

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statements and financial statement schedules

(1)	and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)       Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

14.1*	Code of Ethics
31.1	Sarbanes-Oxley Section 302(a) Certification of John Pollock
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul Williams
32.1	Sarbanes-Oxley Section 906 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed with the Company’s Form 10-K on January 13, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 21, 2020	By:	/s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: January 21, 2020	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	January 21, 2020
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	January 21, 2020
Paul Williams	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	January 21, 2020
John Pollock

/s/ Jennifer Winters	Secretary, EVP, Director	January 21, 2020
Jennifer Winters

/s/ Edward A. Lyon	Director	January 21, 2020
Edward A. Lyon

/s/ William R. Nelson	Director	January 21, 2020
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

January 13, 2020

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

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2019 and 2018

	Number of Shares Issued and Outstanding		Common Stock Par Value Amount		Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at September 30, 2017	35,737,900		$35,738		$5,679,668	$(4,054,998)	$1,660,408
Common stock issued under a private placement memorandum	100,000		100		99,900	–	100,000
Stock based employee compensation expense	–		–		206,484	–	206,484
Net Loss	–		–		–	(1,520,632)	(1,520,632)
Balance at September 30, 2018	35,837,900		$35,838		$5,986,052	$(5,575,630)	$446,260
Stock based employee compensation expense		_		_	364,814	–	364,814
Stock options in lieu of expenses, as marketing expenses	–		–		38,660	–	38,660
Common stock issued upon conversion of debt	5,598,133		5,598		1,002,066	–	1,007,664
Net Loss	–		–		–	(623,485)	(623,485)
Balance at September 30, 2019	41,436,033		$41,436		$7,391,592	$(6,199,115)	$1,233,913

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

