Form 10-Q
period 2019-12-31
Financial Gravity Companies, Inc.
filed 2020-03-03
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2019

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares outstanding of the registrant’s Common Stock as of March 3, 2020 was 41,524,589.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,229	$36,053
Trade accounts receivable, net	134,501	147,377
Prepaid expenses and other current assets	39,264	12,010
Total current assets	218,994	195,440

OTHER ASSETS
Property and equipment, net	135,913	139,991
Right to use lease asset	300,144	–
Proprietary content, net	246,141	262,550
Non-compete agreements, net	3,495	5,260
Intellectual property	53,170	53,170
Goodwill	1,094,702	1,094,702

TOTAL ASSETS	$2,052,559	$1,751,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$220,355	$174,749
Accrued expenses	105,777	146,872
Deferred revenue	66,685	94,733
Line of credit	62,019	63,919
Lease liability - current	86,535	–
Notes payable	11,013	13,393
Total current liabilities	552,384	493,666

Notes payable - net of current	21,528	23,534
Lease liability - non-current	227,966	–
Total non-current liabilities	249,494	23,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 41,524,589 shares issued and outstanding as of December 31, 2019 and 41,436,033 shares issued and outstanding as of September 30, 2019	41,525	41,436
Additional paid-in capital	7,420,313	7,391,592
Accumulated deficit	(6,211,157)	(6,199,115)
Total stockholders’ equity	1,250,681	1,233,913

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,052,559	$1,751,113

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018

REVENUE
Investment management fees	$408,096	$422,430
Service income	433,654	576,835
Total revenue	841,750	999,265

OPERATING EXPENSES
Cost of services	12,012	13,805
Professional services	115,333	64,814
Depreciation and amortization	26,022	28,802
General and administrative	98,831	146,952
Marketing	21,113	31,644
Salaries and wages	578,812	871,196
Total operating expenses	852,123	1,157,213

Net operating loss	(10,373)	(157,948)

OTHER EXPENSE
Interest expense	(1,669)	(41,424)
Total other expense	(1,669)	(41,424)

NET LOSS	$(12,042)	$(199,372)

LOSS PER SHARE - Basic and Diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three-month periods ended December 31, 2019 and 2018

(Unaudited)

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at September 30, 2018	35,837,900	$35,838	$5,986,052	$(5,575,630)	$446,260
Stock based employee compensation expense	–	–	48,254	–	48,254
Net loss	–	–	–	(199,372)	(199,372)
Balance at December 31, 2018	35,837,900	$35,838	$6,034,306	$(5,775,002)	$295,142

Balance at September 30, 2019	41,436,033	$41,436	$7,391,592	$(6,199,115)	$1,233,913
Stock based employee compensation expense	–	–	3,810	–	3,810
Stock options exercised	12,799	13	(13)	–	–
Private Placement stock issue	75,757	76	24,924		25,000
Net loss	–	–	–	(12,042)	(12,042)
Balance at December 31, 2019	41,524,589	$41,525	$7,420,313	$(6,211,157)	$1,250,681

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

Three Months Ended December 31,

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,042)	$(199,372)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,022	28,802
Stock based compensation	7,085	48,254
Right of use of lease asset	23,136	–
Changes in operating assets and liabilities:
Receivables	12,877	15,191
Accounts receivable - related party	–	1,791
Prepaid expenses	(27,254)	(1,403)
Accounts payable - trade	45,605	48,822
Accrued expenses and other liabilities	(30,013)	50,665
Deferred revenue	(28,048)	–
Lease liability	(23,136)	–
Net cash used in operating activities	(5,768)	(7,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(3,770)	(8,700)
Net cash used in investing activities	(3,770)	(8,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	1,502	–
Proceeds from notes payable	–	155,000
Payments on notes payable	(4,386)	(81,291)
Payments on line of credit	(3,402)	(2,911)
Proceeds from the sale of common stock	25,000	–
Net cash provided by financing activities	18,714	70,798

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	9,176	54,848

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,053	32,220

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,229	$87,068

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	1,689	39,959
Taxes	–	–

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

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) is located in Allen, Texas. The wholly-owned subsidiaries of the organization include: Financial Gravity Holdings, Inc. (dissolved February 13, 2019), Financial Gravity Operations, Inc. (dissolved February 12, 2019), Financial Gravity Tax, Inc (sold October 31, 2019)., Sofos Investments, Inc. (formerly Financial Gravity Wealth, Inc.), MPath Advisor Resources, LLC. (formerly Financial Gravity Business, LLC), Financial Gravity Ventures, LLC., Tax Master Network, LLC, and SASH Corporation (inactive and awaiting dissolution).

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

Receivables

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of December 31, 2019 and September 30, 2019, respectively.

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

Leases

In February 2016, the FASB issued ASU 2016-02 Leases, which changed financial reporting as it relates to leasing transactions to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases and ASU No. 2018-11 Leases (Topic 842): Targeted Improvements. In March 2019, the FASB issued ASU No. 2019-1 Codification Improvements to Topic 842, Leases. The Company adopted these ASUs on October 1, 2019 on a modified retrospective basis. The Company did not elect the hindsight practical expedient and did elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases. The initial adoption of the standard recognized right-of-use assets of $323,097 and lease liabilities of $337,454 on the Company’s statement of financial position with no impact on the Company's results of operations. The Company had no significant changes to processes or controls.

The Company leases all their office space through an operating lease, which expires at January 31, 2024. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term. Lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three months ended December 31, 2019 and 2018, the Company recorded amortization expense of $16,410 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2019 was $278,959 and $262,550 at September 30, 2019.

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three months ended December 31, 2019 and 2018, the Company recorded amortization expense of $1,315 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2019 was $22,355 and $21,040 at September 30, 2019.

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property are stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of December 31, 2019 and September 30, 2019.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of December 31, 2019 and September 30, 2019.

Income Taxes

The Company accounts for federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of December 31, 2019 and September 30, 2019.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 41,495,070 and 35,837,900 for the three months ended December 31, 2019 and 2018, respectively.

For the three months ended December 31, 2019, approximately 2,161,605 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three months ended December 31, 2018, approximately 3,840,121 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

Revenue Recognition

The Company derives its revenues primarily from six components: Investment Management Fees, Tax Master Network subscriptions, Tax Operating System subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, and Insurance Sales.

Sofos Investments, Inc. generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Investment management fees are calculated as a percentage of assets under management for the period. Investment management fees are Revenue is recognized as earned, at the end of each period. Fees are withdrawn from investor assets monthly, in arrears.

Financial Gravity Tax, Inc. generates service income from its consulting and other professional services performed. Revenue recognized as service is provided. Subscription income is billed to client credit card monthly, on the monthly anniversary of client sign-up.

Commission revenue is derived from the sale of annuities and premiums on life insurance policies held by third parties. The revenue is recognized when commissions are earned from insurers and issuers of the products. Commissions are received after products are issued and in force.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Tax Master Network has five levels of services that are charged and collected on a month to month subscription basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement. Subscription income is billed to client credit card monthly, on the monthly anniversary of client sign-up. TBP sales are billed to the client after a preliminary assessment and client approval to move forward. Revenue recognized in 2020, that was included in the deferred revenue liability at the beginning of the year, is $61,400.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense were $21,113 and $31,644 for the three months ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 2.89% rates in 2020 and 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40%.

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

Adjustments

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2019, included in its Annual Report on Form 10K.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance is effective for the Company beginning October 1, 2020.

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2019 and September 30, 2019:

	Estimated Service Lives	December 31, 2019	September 30, 2019
Furniture, fixtures and equipment	2 - 5 years	$93,234	$93,073
Internally developed software	10 years	152,000	152,000
		245,234	245,073
Less accumulated depreciation and amortization		109,321	105,082
		$135,913	$139,991

Depreciation expense was $6,167 and $8,272 during the three months ended December 31, 2019 and 2018, respectively.

3.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Trademarks at September 30, 2018	$48,940
Trademarks purchased at cost	4,230
Trademarks at September 30, 2019	53,170
Trademarks purchased at cost	–
Trademarks at December 31, 2019	$53,170

4.	LEASES

At December 31, 2019, the remaining lease term and weighted average discount rate for operating leases was 4.3 years and 10%, respectively. For the three months ended December 31, 2019, the Company's cash paid for the operating lease was $23,136.

The undiscounted annual future minimum lease payments consist of the following at:

December 31, 2019
2020	$69,408
2021	92,544
2022	96,016
2023	105,898
2024	32,584
Total lease payments	$396,450
Interest	(81,949)
Present values of lease liabilities	$314,501

5.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $62,019 and $63,919 at December 31, 2019 and September 30, 2019, respectively.

6.	NOTES PAYABLE

On April 19, 2019 the Company entered into a Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority. Should the abatement efforts be successful, all monies paid O’Banon by the Company shall be returned. Should the abatement efforts result in mitigation, any monies paid by the Company, in excess of the mitigated amounts, shall be returned. The outstanding balance on December 31, 2019 and September 30, 2019 was $27,483, and $29,401 respectively.

On April 12, 2019, the Company entered into a promissory note payable with a related party, John Pollock, the current EVP, in the amount of $15,000, and bears interest at 2.76%. The note was originally scheduled to be repaid in full by December 1, 2019. The Company is currently working on extending this repayment period. The outstanding balance on December 31, 2019 and September 30, 2019, was $5,058, and $7,529 respectively.

The Company’s maturities of debt subsequent to December 31, 2019 are as follows:

2020	$9,008
2021	6,229
2022	17,304
$32,541

7.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, and September 30, 2019:

	December 31, 2019	September 30, 2019
Accrued payroll	$–	$19,502
Accrued operating expenses	105,777	113,013
Deferred rent	–	14,357
	$105,777	$146,872

8.	INCOME TAXES

For the three months ended December 31, 2019 and 2018, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at December 31, 2019 and September 30, 2019:

	December 31,	September 30,
Net deferred tax assets:
Net operating loss carry-forward	$1,185,045	$1,181,160
Property and equipment	7,787	6,921
Total	1,192,832	1,188,081
Net deferred tax liabilities:
Intangible assets	10,513	10,319

Net	1,182,319	1,177,762
Less valuation allowance	(1,182,319)	(1,177,762)
Net deferred taxes	$–	$–

9.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Legal Proceedings

From time to time, we are a party to or are otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. The legal proceedings that the Company is involved in, the outcomes are considered to be immaterial to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

During the three months ended December 31, 2019 and 2018, the Company sold 75,757 shares and 0 shares, respectively, for $25,000 and $0, respectively.

11.	STOCK OPTION PLAN

Effective February 27, 2015, the Company established the 2015 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options and stock appreciation rights (SARs). The maximum number of shares of stock that may be issued pursuant to the exercise of options and SARs under the Plan is 9,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 27, 2018.

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

November 27, 2019 the Plan was amended to allow grant of Stock Appreciation Rights. During the three months ended December 31, 2019, one SAR was granted, and determinable. $3,385 in stock based compensation expense was recorded during the period for this SAR. The expense recorded to SAR liability, because there is a cash settlement option for the SAR’s. No other aspects of the plan were amended.

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2017	2,817,158	317,561	0.67	98 months
Granted	895,000	119,736	0.27	110 months
Exercised	–	–	–	–
Canceled or expired	80,596	20,052	0.27	–
Outstanding - September 30, 2018	3,631,562	417,245	0.58	98 months
Granted	2,269,650	472,048	0.21	110 months
Exercised	–	–	–
Canceled or expired	3,112,712	338,838	0.24
Outstanding - September 30, 2019	2,788,500	550,455	0.29	99 months
Granted	500,000	0	0.44	120 months
Exercised	12,799	139	0.06	97 months
Canceled or expired	1,114,072	258,203	0.23
Outstanding - December 31, 2019	2,161,629	292,391	0.25	94 months

Exercisable - December 31, 2019	1,642,381		0.17	86 months

Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $7,085 and $48,254 for the three months ended December 31, 2019 and 2018, respectively. Unamortized share-based compensation expense as of December 31, 2019 amounted to $5,633 which is expected to be recognized over the next 1.5 years.

12.	RELATED PARTY TRANSACTIONS

Management fees paid to the largest stockholder of the entity, included as salaries and wages in the accompanying consolidated statements of operations were $0 and $43,500 for three months ended December 31, 2019 and 2018, respectively.

Included in salaries and wages were consulting fees paid to a related party as a condition to the TMN acquisition. The agreement requires payments each month totaling $21,500. The total paid under this agreement in the three months ended December 31, 2019 and 2018 respectively, were $21,500 and $43,500.

On April 12, 2019 the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and will be repaid in six equal installments of $2,520, beginning July 1, 2019. The balance of the loan at December 31, 2019 was $5,058 and at September 30, 2019 was $7,526 and is included in notes payable on the accompanying balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” included in the Annual Report on Form 10K for the fiscal year ended September 30, 2019.

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

Financial Gravity’s Subsidiaries:

Financial Gravity Holdings, Inc.

Dissolved February 13, 2019.

Financial Gravity Operations, Inc.

Dissolved February 12, 2019.

Sofos Investments, Inc. (formerly Financial Gravity Wealth, Inc.)

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

Results of Operations for the three months ended December 31, 2019 compared to the three months ended December 31, 2018

Revenues

For the three months ended December 31, 2019, revenue decreased $157,515 to $841,750 from $999,265 for the three months ended December 31, 2018. The principal components of the decrease in revenue are: the sale Financial Gravity Tax, causing a decrease in revenue of $50,666, to $69,593 in revenue during the three months ended December 31, 2019 compared to $120,259 in the three months ended December 31, 2018; TBP Revenue decreased $86,000 to $24,000 for the three months ended December 31, 2019 compared to $110,000 in the three months ended December 31, 2018; Investment Management Fees decreased $14,335 to $408,096 for the three months ended December 31, 2019 compared to $422,430 for the three months ended December 31, 2018.

Operating Expenses

Cost of services activity decreased $1,793 to $12,012 for the three months ended December 31, 2019 from $13,805 for the three months ended December 31, 2018. The cost of services is credit card processing fees.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses increased $50,519 to $115,333 for the three months ended December 31, 2019 from $64,814 for the three months ended December 31, 2018. This increase is primarily due to an increase in legal fees of $45,856.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $2,780 to $26,022 for the three months ended December 31, 2019 from $28,802 for the three months ended December 31, 2018. The decrease is due to some assets becoming fully depreciated.

General and administrative expenses decreased $48,121 to $98,831 for the three months ended December 31, 2019 from $146,952 for the three months ended December 31, 2018. The decrease is primarily due to a decrease in technology expenses of $28,873 and a decrease in insurance expenses of $9,052.

Marketing expenses decreased $10,531 to $21,113 for the three months ended December 31, 2019 from $31,644 for the three months ended December 31, 2018. The decrease is due to the Company shutting down some previous marketing channels, while new channels have yet to be identified and implemented.

Salaries and wages expenses decreased $292,384 to $578,812 for the three months ended December 31, 2019 from $871,196 for the three months ended December 31, 2018. The overall decrease was principally due to decreases in Salaries and Wages – Outsourced, $160,465, Commissions, $118,999, and Stock based compensation, $41,169.

The Company experienced a decrease in its net loss of $187,330 to a net loss of $12,042 for the three months ended December 31, 2019 from a net loss of $199,372 for the three months ended December 31, 2018, primarily attributable to the reasons noted above.

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

Sofos Investments, Inc. generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Investment management fees are calculated as a percentage of assets under management for the period. Investment management fees are Revenue is recognized as earned, at the end of each period. Fees are withdrawn from investor assets monthly, in arrears.

Financial Gravity Tax, Inc. generates service income from its consulting and other professional services performed. Revenue recognized as service is provided. Subscription income is billed to client credit card monthly, on the monthly anniversary of client sign-up.

Commission revenue is derived from the sale of annuities and premiums on life insurance policies held by third parties. The revenue is recognized when commissions are earned from insurers and issuers of the products. Commissions are received after products are issued and in force.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Tax Master Network has five levels of services that are charged and collected on a month to month subscription basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement. Subscription income is billed to client credit card monthly, on the monthly anniversary of client sign-up. TBP sales are billed to the client after a preliminary assessment and client approval to move forward. Revenue recognized in 2020, that was included in the deferred revenue liability at the beginning of the year.

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

Trade accounts receivable are carried only for subscription revenues not received in the period they apply to. The allowance for doubtful accounts was $0 and $0 as of December 31, 2019 and September 30, 2019, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 2.89% rates in 2020 and 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40%.

Liquidity and Capital Resources

As of December 31, 2019, the Company had cash and cash equivalents of $45,229. The increase of $9,176 in cash and cash equivalents from September 30, 2019 was due to net cash used in operating activities of $5,768 and net cash used in investing activities of $3,770, and net cash provided by financing activities of $18,714.

Net cash used in operating activities was $5,768 for the three months ended December 31, 2019, compared to $7,250 net cash used in operating activities for the three months ended December 31, 2018. The net cash provided by operating activities for the three months ended December 31, 2019 was due to net loss of $12,042 adjusted primarily by the following: (1) depreciation and amortization of $26,022, stock based compensation of $7,085, decrease in Right of use of lease asset of $23,166, increase in accounts payable of $45,605, increase in prepaid expenses of $27,254, an decrease in accrued expenses of $30,013, an decrease in deferred revenue of $28,048, decrease in trade accounts receivable of $12,877 and a decrease in the Lease liability $23,136.

Net cash provided by financing activities was $18,714 for the three months ended December 31, 2019, compared to net cash provided by financing activities of $70,798 for the three months ended December 31, 2018. Financing activities for the three months ended December 31, 2019 consisted primarily of proceeds from the sale of common stock of $25,000, $1,502 in proceeds from the line of credit; offset with payments made to reduce the Company’s debt obligations in the amount of $7,788.

As shown below, at December 31, 2019, our contractual cash obligations totaled approximately $89,502, all of which consisted of debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	Total

Notes payable	$11,013	$21,528	$–	$32,541
Lease liability	92,544	263,176	32,584	388,304
Line of Credit	62,019	–	–	62,019
Total contractual cash obligations	$165,576	$284,704	$32,584	$482,864

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 4 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our business is leveraged and, accordingly, is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse effect on our financial condition and ability to continue as a going concern.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of September 30, 2019 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Item 1A. RISK FACTORS.

No changes from September 30, 2019 10-K annual report.

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

Date: March 3, 2020	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2020	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	March 3, 2020
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	March 3, 2020
Paul Williams	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	March 3, 2020
John Pollock

/s/ Edward A. Lyon	Director	March 3, 2020
Edward A. Lyon

/s/ Jennifer Winters	Director	March 3, 2020
Jennifer Winters

/s/ William R. Nelson	Director	March 3, 2020
William R. Nelson

