Form 10-Q
period 2020-03-31
Financial Gravity Companies, Inc.
filed 2020-05-29
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

12600 Hill Country Blvd Suite R-275, Bee Cave, TX 78738

(Address of Principal Executive Offices)

800-588-3893

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2020 was 41,524,589.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

TABLE OF CONTENTS

Part I
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2020 (unaudited) and September 30, 2019	3
	Consolidated Statements of Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2020 and 2019	4
	Consolidated Statements of Changes in Stockholders’ Equity (unaudited), for the six months ended March 31, 2020 and the six months ended ended March 31, 2019.	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21

Part II
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,579	$36,053
Trade accounts receivable, net	113,000	147,377
Prepaid expenses and other current assets	36,646	12,010
Total current assets	172,225	195,440

OTHER ASSETS
Property and equipment, net	130,066	139,991
Right to use lease asset	277,731	–
Proprietary content, net	229,732	262,550
Non-compete agreements, net	2,630	5,260
Intellectual property	53,170	53,170
Goodwill	1,094,702	1,094,702

TOTAL ASSETS	$1,960,256	$1,751,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$177,596	$93,999
Related party payables	129,965	88,276
Accrued expenses and other current liabilities	113,654	146,872
Contract liabilities	63,931	94,733
Line of credit	60,185	63,919
Lease Liability	84,497	–
Notes payable	6,045	5,867
Total current liabilities	635,873	493,666

Notes payable - net of current	20,466	23,534
Lease liability - non-current	207,590	–
Total non-current liabilities	228,056	23,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 41,524,589 shares issued and outstanding as of March 31, 2020 and 41,436,033 shares issued and outstanding as of September 30, 2019	41,525	41,436
Additional paid-in capital	7,425,269	7,391,592
Accumulated deficit	(6,370,467)	(6,199,115)
Total stockholders’ equity	1,096,327	1,233,913

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,960,256	$1,751,113

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the		For the
	Three Months	Three Months	Six Months		Six Months
	Ended	Ended	Ended		Ended
	March 31,	March 31,	March 31,		March 31,
	2020	2019	2020		2019
Total Revenue
Investment Management Fee	$339,696	$459,278	$747,716		$776,708
Service Income	276,984	701,978	561,039		1,278,813
Total Revenue	616,680	1,161,256	1,308,755		2,055,521

Operating Expenses
Cost of services	14,646	15,505	26,657		29,310
Professional services	70,646	26,825	186,979		332
Depreciation and amortization	21,785	99,500	47,807		128,600
General and administrative	85,903	124,441	181,812		271,466
Marketing	13,472	29,971	34,585		61,573
Salaries and wages	570,209	1,129,070	1,149,020		1,990,446
Total Operating Expenses	776,661	1,425,312	1,626,860		2,481,727

Operating Loss	(159,981)	(264,056)	(318,105)		(426,206)
Other income	–	–	150,548		–
Interest expense	(2,126)	(51,967)	(3,795)		(94,064)
Total other (expense) income	(2,126)	(51,967)	146,753		(94,064)

Net Loss	$(162,107)	$(316,023)	$(171,352)		$(520,271)

Loss Per Share - Basic and Diluted (1)	$(0.01)	$(0.01)	$(0.01)	(1)	$(0.01)

__________________

(1) Earnings per share amount is rounded up to $(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at September 30, 2018	35,837,900	$35,838	$5,986,052	($5,575,630)	$446,260
Stock based employee compensation expense	500,000	500	196,844	–	197,344
Net loss	–	–	–	(520,271)	(520,271)
Balance at March 31, 2019	36,337,900	36,338	6,182,896	(6,095,901)	123,333

Balance at September 30, 2019	41,436,033	$41,436	$7,391,592	($6,199,115)	$1,233,913
Stock based employee compensation expense	–	–	8,766	–	8,216
Stock options exercised	12,799	13	(13)	–	550
Private Placement stock issue	75,757	76	24,924		25,000
Net loss	–	–	–	(171,352)	(171,352)
Balance at March 31, 2020	41,524,589	$41,525	$7,425,269	($6,370,467)	$1,096,327

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2020

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31,2020	March 31,2019
Cash flows from operating activities:
Net Loss	$(171,352)	$(520,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,807	128,600
Stock based compensation	16,251	197,344
Right of use lease asset	45,366	–
Changes in operating assets and liabilities
Accounts receivable	34,377	3,224
Accounts receivable - related party	–	1,791
Prepaid expenses	(24,636)	5,615
Accounts payable - trade and related party payables	125,286	132,368
Accrued expenses and other liabilities	(26,346)	58,191
Lease Liability	45,366	–
Contract Liabilities	(30,802)	–
Net cash provided by (used in) operating activities	(29,415)	6,862

Cash flows from investing activities:
Purchases of property and equipment	(2,434)	(29,006)
Purchase of trademark	–	(875)
Net cash used in investing activities	(2,434)	(29,881)

Cash flows from financing activities
Borrowings from notes payable	–	155,000
Borrowings from line of credit	3,261	–
Payments on line of credit	(6,996)	(6,742)
Payments on notes payable	(2,890)	(152,373)
Proceeds from sale of common stock	25,000	–
Net cash provided by (used in) financing activities	18,375	(4,115)

Net decrease in cash and cash equivalents	(13,474)	(27,134)
Cash and cash equivalents at beginning of period	36,053	32,220
Cash and cash equivalents at end of period	$22,579	$5,086

Cash Paid for Interest	$3,795	$82,633

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. is a parent company of financial services companies including brokerage, wealth management, estate planning, family office services, investment risk management, business and personal tax planning, business consulting, and financial advisor services. Financial Gravity's mission is to bring together financial services companies that create comprehensive customer service synergies for the clients that we serve.

Financial Gravity Companies, Inc., and subsidiaries (the “Company”) is headquartered in Austin Texas, with locations in Allen, Texas and Cincinnati, Ohio. The currently operating wholly-owned subsidiaries of the organization include:

Sofos Investments, Inc. (formerly, Financial Gravity Wealth, Inc.) (“Sofos”) Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including financial planning, wealth management and money management.

Tax Master Network, LLC, runs the Tax Master Network® (“TMN”) that provides four primary services including monthly subscriptions to the TMN systems, coaching and email marketing services. TMN currently supports over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. TMN has developed the Certified Tax Master® for this group and includes client acquisition and retention systems. TMN also offers tax planning services through the Tax Blueprint®, which includes an extensive review of the client’s tax needs. The initial assessment sets the requirements for a custom Tax Blueprint® for each client to use as guide to implementation of the identified tax savings strategies. Finally, TMN offers the Tax Operating System, which is a system for integrating and executing tax planning strategies.

MPath Advisor Resources, LLC (formerly Financial Gravity Business, LLC.) (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Inactive subsidiaries include Financial Gravity Holdings, Inc. (dissolved February 13, 2019), Financial Gravity Operations, Inc. (dissolved February 12, 2019), Financial Gravity Tax, Inc (a small bookkeeping and payroll service businesses that was sold in October 2019, and SASH Corporation (inactive).

On September 30, 2019, the Company entered into an agreement to acquire 100% of the shares of stock of Presidential Brokerage, Inc, a California corporation. Subsequent to the entering into the agreement, Presidential changed its name to Forta Financial Group, Inc. (“Forta”). Upon completion of the acquisition of the Forta stock, Forta will become a wholly owned subsidiary of the Company. Forta is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado. The merger was approved by FINRA on April 27, 2020. Management believes that the acquisition of Forta will be finalized prior to June 1, 2020.

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

Receivables

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of March 31, 2020 and September 30, 2019, respectively.

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

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three months ended March 31, 2020 and 2019, and the six months ended March 31, 2020 and 2019, the Company recorded amortization expense of $16,410 and $32,818 respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2020 was $295,368 and $262,550 at September 30, 2019.

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and six months ended March 31, 2020 and 2019, the Company recorded amortization expense of $1,315 and $2,630 on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2020 was $23,670 and $21,040 at September 30,2019.

Intellectual Property

Intellectual property is stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of March 31, 2020 and September 30, 2019.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of March 31, 2020 and September 30, 2019.

Income Taxes

The Company records federal and state income, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest, penalties or uncertain tax positions as of March 31, 2020 and September 30, 2019.

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

Earnings Per Share

Basic loss per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 41,524,589 and 35,837,900 for the quarters ended March 31, 2020 and 2019, respectively. Average number of common shares were 41,495,070 and 35,837,900 for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, approximately 6,512,035 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three and six months ended March 31, 2019, approximately 3,940,326 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

Revenue Recognition

The Company derives its revenues primarily from: Investment Management Fees, TMN subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, Insurance Sales and Marketing Programs, and Tax Operating System subscriptions.

Sofos generates investment management fees by providing professional services to manage client investments. Investment management fees are calculated as a percentage of assets under management for the period. Investment management fees Revenue is recognized as earned, at the end of each period. Fees are withdrawn from investor accounts monthly, in arrears.

Revenue is also derived from the sale of annuities and premiums on life insurance policies issued by insurance companies to investment clients, and from insurance marketing programs (through MPath Advisor Resources, LLC.). The revenue is recognized after the insurance polies are issued and in force.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as Contract Liabilities in the accompanying consolidated balance sheets.

TMN has several levels of subscription services that are charged and collected on a month to month basis. None of these services comes with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Subscription income is billed to client credit card monthly, on the monthly anniversary of client sign-up. Cancellations are processed within the month requested and subscriptions are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings, up to $10,000. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement. Tax Blueprint® sales are billed to the client after a preliminary assessment and client approval to move forward. Revenue recognized in 2020 that is included in Contract Liabilities as of September 30, 2019 is $61,400.

Advertising

Advertising costs are charged to operations when incurred. Advertising and marketing expense were $13,472 and $29,971 for the three months ended March 31, 2020 and 2019, respectively and $34,585 and $61,615 for the six months ended March 31, 2020 and 2019 respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 1.56% in the quarter ended March 31, 2020 and 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 7 years and volatility of 100% in 2020 and volatility of 35% to 40% in 2019.

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

Adjustments

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2019, included in its Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

On May 23, 2017, the Company and GHS Investments, LLC (“GHS Investments”) entered into an Equity Financing Agreement (the “Agreement”). The Agreement was filed as an exhibit to a registration statement on Form S-1, filed with the Securities and Exchange Commission on September 18, 2017. The Agreement contemplates a series of transactions, pursuant to which the Company will “put” shares of its common stock to GHS in consideration of the payment to the Company of eighty percent (80%) of the “Market Price” of such shares. “Market Price” shall mean the average of the two lowest trading prices of the Company’s Common Stock during the ten (10) consecutive trading days preceding the receipt of the applicable put notice. Accordingly, on each instance the Company exercises a put option, the Company will know in advance, both the number of shares issuable upon exercise of the put option, and the dollar amount of the purchase price for such shares. The maximum purchase price for shares to be purchased by GHS Investments under the Agreement is $11,000,000. To facilitate the sale of the shares so purchased by GHS Investments, the Company agreed to file a registration statement with the Securities and Exchange Commission. The Company also entered into a Registration Rights Agreement with GHS Investments, pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, the rules and regulations promulgated thereunder, and applicable state securities laws. The Agreement will terminate (i) when GHS Investments has purchased an aggregate of $11,000,000 of the common stock of the Company, or (ii) 36 months after the effective date of the Agreement, or (iii) at such time that the registration statement is no longer in effect. Company has not had to use this as a source of funding and expects it to expire with no impact on the Company’s operations. See Subsequent Events - Paycheck Protection Program.

Additionally, the Company is also actively seeking growth of its service offerings, both organically and via new client relationships. Management, in the ordinary course of business, will pursue raising additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Future Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for fiscal years beginning after December 31, 2019, with early adoption permitted. In November of 2019, the FASB issued ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of ASU Topic No. 2016-13 to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected losses from customers method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance is effective for the Company beginning October 1, 2020.

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2020 and September 30, 2019:

	Estimated Service Lives	March 31, 2020	September 30, 2019
Furniture, fixtures and equipment	2 - 5 years	$93,762	$93,073
Internally developed software	10 years	152,000	152,000
		245,762	245,073
Less accumulated depreciation and amortization		(115,696)	(105,082)
		$130,066	$139,991

Depreciation expense was $4,061 and $9,967 during the three months ended March 31, 2020 and March 31, 2019, respectively, and $12,359 and $18,239 during the six months ended March 31, 2020 and March 31, 2019, respectively.

3.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2018	$48,940
Intellectual property purchased at cost	4,230
Intellectual property at September 30, 2019	53,170
Intellectual property purchased at cost	–
Intellectual property at March 31, 2020	$53,170

4.	LEASES

The Company has conducted some of its operations from leased premises. At March 31, 2020, the remaining lease term and weighted average discount rate for operating leases was 3.8 years and 10%, respectively. For the three and six months ended March 31, 2020, the Company's cash paid for the operating lease was $32,771, and $64,692, respectively. In April 2020, the Company tendered its main leased premises back to the landlord, and does not contemplate occupying the property in the future, nor will there by a replacement property as the Company successfully operates remotely – see Subsequent Events discussion.

The undiscounted annual future minimum lease payments consist of the following at:

March 31, 2020
2020	$46,272
2021	92,544
2022	96,016
2023	105,898
2024	32,584
Total lease payments	373,314
Interest	(81,227)
Present values of lease liabilities	$292,087

5.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is supported by the personal guarantee of the majority stockholder. Line of credit balance was $60,185 and $63,919 at March 31, 2020 and September 30, 2019, respectively.

6.	NOTES PAYABLE

On April 19, 2019 the Company entered into a Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The outstanding balance on March 31, 2020 and September 30, 2019 was $26,511, and $29,401 respectively.

On April 12, 2019 the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and is due on December 1, 2020. See Related Party Transactions.

The Company’s maturities of debt subsequent to March 31, 2020 are as follows:

2020	$2,977
2021	6,229
2022	17,305
$26,511

7.	ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2020, and September 30, 2019:

	March 31, 2020	September 30, 2019
Accrued payroll	$8,611	$19,502
Accrued operating expenses	79,752	113,013
SAR liability	7,776	–
Credit card payable	17,515	–
Deferred rent	–	14,357
	$113,654	$146,872

8.	INCOME TAXES

For the three and six months ended March 31, 2020 and 2019, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,186,130	$1,098,314
Property and equipment	28,831	3,456
Total	1,214,961	1,101,770
Net non-current deferred tax liabilities:
Intangible assets	43,608	7,996

Net	1,171,353	1,093,774
Less valuation allowance	(1,171,353)	(1,093,774)
Net deferred taxes	$–	$–

9.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Legal Proceedings

From time to time, we are a party to or are otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. Management believes the legal proceedings that the Company is involved in are immaterial to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

During the six months ended March 31, 2020 and 2019, the Company sold 75,757 shares and 0 shares, respectively, for $25,000 and $0, respectively.

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

Stock option activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2018	3,631,562	$417,245	$0.58	94 months
Granted	2,269,650	472,048	0.21	107 months
Exercised	–	–	–
Canceled or expired	3,112,712	338,838	0.24
Outstanding - September 30, 2019	2,788,500	550,455	0.29	96 months
Granted	4,850,000	1,461,200	0.44	117 months
Exercised	12,799	139	0.06	94 months
Canceled or expired	1,113,666	904,470	0.23
Outstanding - March 31, 2020	6,512,035	$1,107,046	$0.17	91 months

Exercisable - March 31, 2020	1,633,318		$0.17	83 months

Unamortized share-based compensation expense as of March 31, 2020 amounted to $773,410 which is expected to be recognized over the next 5 years.

Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $11,030 and $44,091 for the three ended March 31, 2020 and 2019, respectively, and $16,251 and $92,345 for the six months ended March 31, 2020 and 2019, respectively.

On November 27, 2019 the 2016 Plan was amended to allow grants of other equity related rights, including Stock Appreciation Rights. During the three and six months ended March 31, 2020, 4,350,000 options and SARs and 4,850,000 were granted respectively. SARs are recorded as a liability, because there is a cash settlement option.

12.	RELATED PARTY TRANSACTIONS

Company entered into an agreement to purchase 100% of the stock of Forta. The transaction was valued at $9 million. Scott Winters, Gary Nemer (a former board member) and William Nelson, Jr. own, in aggregate, in excess of 80% of the shares of stock of Forta.

As a result of the acquisition of the TMN business in 2016, the Company is obligated to make payments to TaxTuneup, LLC, which is an entity owned by Edward A. Lyon (a current board member), each month totaling $16,500. The total paid under these agreements in the three months ended March 31, 2020 and 2019 respectively, were $49,500 and $49,500, and for the six months ended March 31, 2020 and 2019 were $99,000 and $99,000.

On April 12, 2019 the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and will be repaid in six equal installments of $2,520, beginning July 1, 2019. The balance of the loan at March 31, 2020 was $5,092 and at September 30, 2019 was $7,526.

On February 28, 2020 and March 5, 2020, the Board of Directions approved employment agreements that included employee stock options and stock appreciation rights to employees that are also Board members and related parties totaling 3,450,000 in grants.

13.	SUBSEQUENT EVENTS

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying business to borrow up to $10 million calculated based on qualifying payroll costs.  PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company has applied for a PPP loan in the amount of $283,345. The loan was funded on May 8, 2020. The Company expects to use the full proceeds of the PPP loan in accordance with the provisions of the CARES Act.

In April 2020, the Company tendered its main leased premises back to the landlord, and does not contemplate occupying the property in the future, nor will there by a replacement property as the Company successfully operates remotely. Management believes that the landlord will be able to re-lease the property, and the remaining exposure to the Company under the lease is not material.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. States in which we operate declared states of emergency related to the spread of COVID-19 and issued executive orders directing individuals to stay at their place of residence for an indefinite period of time.

The financial markets demonstrated significant volatility in reaction to the virus outbreak. There has been considerable strain on companies in many sectors of the economy. Investors suffered significant decreases in the value of their investment portfolios, and the economy has significantly shut down. It is unclear when the economy will start up again, and the lingering effects are not known. During periods of high volatility and uncertainty many investors choose to stop ongoing investment activity and sit on the sidelines until the markets become more stable.

The Company’s revenues are adversely affected when investors reduce their investment activities. In addition, part of Company’s revenues is based upon the value of assets under management. If the investment portfolios of clients decrease in value, the fees charged for investment advice also decreases.

The Company could be affected by lack of access to its offices, although that seems to have had little short term impact as employees have succeeded in maintaining productivity while working remotely. The long term effects, however, may present significant issues.

Any significant shutdown of the economy for a sustained period will affect the Company’s revenue which could lead to losses.

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

Plan of Operations

Financial Gravity Companies, Inc. (“Financial Gravity”, “We” or the “Company”), based in Austin, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, investment, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high and middle net worth individuals. The Company’s services are focused on helping clients make more money and build wealth, most often with tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to pursue acquisitions. The primary acquisition targets currently include investment marketing and financial advisory and broker dealer firms. In fiscal year 2019, the Company entered into a purchase agreement with Forta, which management believes will be consummated by June 1, 2020, or before. The Company is actively identifying additional potential acquisition candidates to fuel more rapid growth.

Financial Gravity’s Subsidiaries:

The following outline briefly describes Financial Gravity’s active subsidiaries and the products and services they offer:

Sofos Investments, Inc. Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including financial planning, wealth management and money management.

Tax Master Network, LLC through the Tax Master Network® provides monthly subscriptions services to the TMN systems, coaching and marketing services to over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. TMN’s tax planning services include the Tax Blueprint®, Certified Tax Master®, and the Tax Operating System.

MPath Advisor Resources, LLC (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Forta Financial Group, Inc. (“Forta”) On September 30, 2019, the Company entered into a merger agreement with Forta, to acquire Forta in exchange for Company stock. The merger is awaiting FINRA approval. When approved, the Forta shareholders will own more than 50% of the Company. Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation.

Organic growth has come in three key areas.

Tax Services and financial advisory services, including Tax Blueprint® and ongoing Tax Operating System® services that are under development.

Brokerage and Wealth Management Services – and brokerage and investment advisory services after the Forta acquisition and money management and investment advisory services through Sofos. Other Products and Services (Insurance and other miscellaneous products and services).

All future growth is expected to come from these key areas, organic growth, acquisitions, and strategic alliances.

Results of Operations for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019

Revenues

For the three months ended March 31, revenues decreased $544,576 to $616,680 from $1,161,256 for the three months ended March 31, 2019. For the six months ended March 31, 2020, revenues decreased $746,766 to $1,308,755 from $2,055,521 for to the six months ended March 31, 2019. The principal components of the decrease in revenue for the six months was the sale Financial Gravity Tax ($117,000), reduction in revenue from the sale of TBPS ($48,500), reduction in the sale of insurance and commission products ($265,880), TMN subscriptions also fell ($169,000), as did referral commissions ($37,570).

Operating Expenses

Cost of services decreased by $859 to $14,646 for the quarter ended March 31, 2020 from $15,505 for the three months ended March 31, 2019, and decreased by $2,653, to $26,657 from $29,310 for the six months ended March 31, 2020 and March 31, 2019, respectively. The decrease is primarily related to decreased credit card processing fees.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses increased $43,821 to $70,646 for the three months ended March 31, 2020 from $26,825 for the three months ended March 31, 2019. Professional services increased $186,866 to $186,979 for the six months ended March 31, 2020 from $113 for the six months ended March 31, 2019. The variances are comprised of increases in legal fees of $15,765 for the three months ended March 31, 2020 and $61,620 for the six months ended March 31, 2020, and increases in “Professional Services – Other” of $24,825 for the three months and $102,076 for the six months, respectively, related to implementing new technology offerings.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $77,715 to $21,785 for the three months ended March 31, 2020 from $99,500 for the three months ended March 31, 2019. The decrease is principally due to a charge of $69,300 in the three months ended March 31, 2019, to amortization, for the full impairment of Trademarks. Depreciation and amortization decreased $80,793 to $47,807 for the six months ended March 31, 2020, from $128,600 for the six months ended March 31, 2019. The principal difference is the same charge to amortization for full impairment of Trademarks.

General and administrative expenses decreased $38,538 to $85,903 for the three months ended March 31, 2020 from $124,441 for the three months ended March 31, 2019. General and administrative expenses decreased $89,654 to $181,812 for the six months ended March 31, 2020 from $271,466 for the six months ended March 31, 2019. The decreases in costs are across the board.

Marketing expenses decreased $16,499 to $13,472 for the three months ended March 31, 2020 from $29,971 for the three months ended March 31, 2019. Marketing expenses decreased $26,988 to $34,585 for the six months ended March 31, 2020 from $61,573 for the six months ended March 31, 2019. The decrease is due to the Company shutting down some previous marketing channels, while new channels have yet to be fully identified and implemented.

Salaries and wages expenses decreased $558,861 to $ 570,209 for the three months ended March 31, 2020 from $1,129,070 for the three months ended March 31, 2019, and decreased $841,426 to $ 1,149,020 for the six months ended March 31, 2020 from $1,990,446 for the six months ended March 31, 2019. The decrease was principally due to decreases in Commissions, $244,700, and Stock based compensation, $136,814 for the three months ended March 31, 2020. The decrease was principally due to decreases in Commissions of $340,829, stock based compensation of $177,983 for the six months ended March 31, 2020.

The Company experienced a decrease in its net loss of $153,916 to a net loss of $162,107 for the three months ended March 31, 2020 from a net loss of $316,023 for the three months ended March 31, 2019. The Company experienced a decrease in its net loss of $348,919 to a net loss of $171,352 for the six months ended March 31, 2020 from a net loss of $520,271 for the six months ended March 31, 2019. The decreases are primarily attributable to the reasons noted above, and the proceeds from the sale of the FG Tax unit for $150,000.

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

Revenue represents gross billings less discounts, net of sales tax, as applicable. Amounts invoiced for work not yet completed are shown as Contract liabilities in the accompanying consolidated balance sheets.

Tax Master Network has 5 levels of subscription services that are charged and collected on a month to month basis (Tax Master basic, advance, and elite membership, all-stars coaching, and networker). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

Accounts receivable are primarily generated from the TMN subscriptions (collected in advance), the sale of investment products and services (collected directly from the custodian or issuer), and of products related to tax planning (collected in advance). The accounts are carried at the invoiced amount less estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received.

In the normal course of business, the Company may extend credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 1.56% in the quarter ending March 31, 2020 and 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 7 years and volatility of 100% in 2020 and 35% to 40% in 2019.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash and cash equivalents of $22,579. The decrease of ($13,474) in cash and cash equivalents during the six months ended March 31, 2020 was primarily due to net cash used in operating activities and the sale of Financial Gravity Tax, Inc.

Net cash used in operating activities was $29,415 for the six months ended March 31, 2020. The net cash used in operating activities was due to net loss of $171,352 adjusted primarily by the following: (1) depreciation and amortization of $47,807, stock based compensation of $16,251, and an increase in Accounts payable – trade and related party payables of $125,286.

Net cash provided by financing activities was $18,375 for the six months ended March 31, 2020. This was principally due to payments on the line of credit ($6,996) and notes payable ($2,890), offset by the sale of common stock ($25,000) option and SAR grant activity.

As shown below, at March 31, 2020, our contractual cash obligations totaled approximately $460,010, which consisted of operating lease obligations and debt principal.

Payments due by period

Contractual obligations	Less than 1 year	1-3 years	4-5 years	Total

Notes payable	$6,045	$20,466	–	$26,511
Lease liability	92,544	199,310	81,460	373,314
Line of Credit	60,185	–	–	60,185
Total contractual cash obligations	$158,774	$219,776	$81,460	$460,010

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

Stock Market Risk. Our investment advisory business is subject to stock market risks. Revenue is generally based upon a percentage of the value of assets under management. Stock market downturns can affect the value of assets under management and therefore affect revenue.

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

Part II Other Information

Item 1A. RISK FACTORS.

No changes from September 30, 2019 10-K annual report other than:

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. States in which we operate declared states of emergency related to the spread of COVID-19 and issued executive orders directing individuals to stay at their place of residence for an indefinite period of time.

The financial markets demonstrated significant volatility in reaction to the virus outbreak. There has been considerable strain on companies in many sectors of the economy. Investors suffered significant decreases in the value of their investment portfolios, and the economy has significantly shut down. It is unclear when the economy will start up again, and the lingering effects are not known. During periods of high volatility and uncertainty many investors choose to stop ongoing investment activity and sit on the sidelines until the markets become more stable.

The Company’s revenues are adversely affected when investors reduce their investment activities. In addition, part of Company’s revenues is based upon the value of assets under management. If the investment portfolios of clients decrease in value, the fees charged for investment advice also decreases.

The Company could be affected by lack of access to its offices, although that seems to have had little short term impact as employees have succeeded in maintaining productivity while working remotely. The long term effects, however, may present significant issues.

Any significant shutdown of the economy for a sustained period will affect the Company’s revenue which could lead to losses.

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

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2020	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2020	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	CEO, Chairman of the Board	May 28, 2020
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	May 28, 2020
Paul Williams	(principal financial officer)

/s/ Edward A. Lyon	Director	May 28, 2020
Edward A. Lyon

/s/ John Pollock	Director	May 28, 2020
John Pollock

/s/ Jennifer Winters	Director	May 28, 2020
Jennifer Winters

/s/ William Nelson	Director	May 28, 2020
William Nelson, Jr.

25