Form 10-Q
period 2020-06-30
Financial Gravity Companies, Inc.
filed 2020-08-27
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock as of August 27, 2020 was 83,023,048.

FINANCIAL GRAVITY COMPANIES, INC.
FORM 10-Q

TABLE OF CONTENTS

Part I
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2020 (unaudited) and September 30, 2019	3
	Consolidated Statements of Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2020 and 2019	4
	Consolidated Statements of Changes in Stockholders’ Equity (unaudited), for the nine months ended June 30, 2020 and the nine months ended June 30, 2019.	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

Part II
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2020 (Unaudited)	September 30, 2019
CURRENT ASSETS
Cash and cash equivalents	$629,322	$36,053
Trade accounts receivable, net	81,000	147,377
Prepaid expenses and other current assets	315,901	12,010
Total current assets	1,026,223	195,440

OTHER ASSETS
Property and equipment, net	88,452	139,990
Right to use lease asset	382,404	–
Customer relationship, net	–	–
Proprietary content, net	213,412	262,550
Non-compete agreements, net	1,322	5,260
Intellectual property	53,170	53,171
Goodwill	8,452,752	1,094,702

TOTAL ASSETS	$10,217,734	$1,751,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$67,948	$174,749
Related party payables	84,801	–
Accrued expenses and other current liabilities	1,134,582	146,872
Contract liabilities	70,070	94,733
Line of credit	58,985	63,919
Lease Liability	382,404
Notes payable	6,136	13,393
Total current liabilities	1,804,925	493,666

Notes payable - net of current	679,942	23,534
Lease liability - non-current	–	–
Total non-current liabilities	679,942	23,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,023,048 shares issued and outstanding as of June 30, 2020 and 41,436,033 shares issued and outstanding as of September 30, 2019	83,023	41,436
Additional paid-in capital	14,286,471	7,391,592
Accumulated deficit	(6,636,626)	(6,199,115)
Total stockholders’ equity	7,732,868	1,233,913

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,217,734	$1,751,113

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	June 30,	June 30	June 30,	June 30,
	2020	2019	2020	2019
Total Revenue
Investment Management Fee	$581,430	$455,705	$1,329,146	$1,337,414
Service Income	366,061	470,836	920,433	1,749,649
Total Revenue	947,491	926,541	2,249,580	3,087,063

Operating Expenses
Cost of services	17,659	15,473	44,317	44,783
Professional services	61,681	119,205	243,881	278,998
Depreciation and amortization	38,636	30,235	86,443	158,835
General and administrative	168,084	139,220	348,158	410,863
Management fees - related party	–	43,500	–	130,500
Marketing	56,865	48,330	90,999	109,945
Compensation Expense	867,330	503,224	2,014,413	2,351,991
Total Operating Expenses	1,210,254	899,187	2,828,211	3,485,915

Operating Income (Loss)	(262,763)	27,354	(578,631)	(398,852)
Other Income (Expense)	(20,747)		129,253
Interest & Other Expense	12,341	(44,295)	11,867	(137,686)

Net Loss	$(271,170)	$(16,941)	$(437,512)	$(536,538)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

(1) Earnings per share amount is rounded up to $(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at September 30, 2018	35,837,900	$35,838	$5,986,052	$(5,575,630)	$446,260
Stock based employee compensation expense	2,000,000	2,000	315,464	–	317,464
Stock options in lieu of expenses	–	–	38,660	–	38,660
Debt exchanged for stock	5,598,133	5,598	1,002,066	–	1,007,664
Net loss	–	–	–	(536,538)	(536,538)
Balance at June 30, 2019	43,436,033	43,436	7,342,242	(6,112,168)	1,273,510

Balance at March 31, 2019	36,337,900	$36,338	$6,182,896	$(6,095,901)	$123,333
Stock based employee compensation expense	1,550,000	1,500	118,620	–	120,120
Stock options in lieu of expenses	–	–	38,660	–	38,660
Debt exchanged for stock	5,598,133	5,598	1,002,066	–	1,007,664
Net loss	–	–	–	(16,267)	(16,267)
Balance at June 30, 2019	43,486,033	$43,436	$7,342,242	$(6,112,168)	$1,273,510

Balance at September 30, 2019	41,436,033	$41,436	$7,391,592	$(6,199,115)	$1,233,913
Stock based employee compensation expense	–	–	36,147	–	36,147
Stock options exercised	12,799	13	170	–	183
Private Placement stock issue	75,757	76	24,924	–	25,000
Stock issued in exchange for services	382,932	383	49,617	–	50,000
Forta acquisition	41,115,527	41,115	6,784,021	–	6,825,136
Net loss	–	–	–	(437,512)	(437,512)
Balance at June 30, 2020	83,023,048	$83,023	$14,286,471	$(6,636,627)	$7,732,867

Balance at March 31, 2020	41,524,589	$41,525	$7,425,269	$(6,365,456)	$1,101,337
Stock based employee compensation expense	–	–	27,564	–	27,564
Stock issued in exchange for services	382,932	383	49,617	–	50,000
Forta acquisition	41,115,527	41,115	6,784,021	–	6,825,136
Net loss	–	–	–	(271,170)	(271,170)
Balance at June 30, 2020	83,023,048	$83,023	$14,286,471	$(6,636,626)	$7,732,867

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months Ended June 30, 2020 and 2019

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30,2020	June 30,2019

Cash flows from operating activities:
Net Loss	$(437,512)	$(536,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,443	89,535
Stock based compensation	12,228	317,464
Stock options issued for services	50,000	38,660
Impairment of intangible	–	69,300
Changes in operating assets and liabilities
Accounts receivable	87,259	4,823
Accounts receivable - related party	–	1,791
Prepaid expenses and other current assets	(168,835)	10,577
Accounts payable - trade, current	(40,215)	84,194
Accrued expenses and other liabilities	27,454	(80,770)
Contract Liabilities	(24,664)	–
Net cash used in operating activities	(407,842)	(964)

Cash flows from investing activities:
Cash acquired from Forta acquisition	710,154	–
Purchases of property and equipment	(829)	(28,352)
Purchase of trademark	–	(4,230)
Net cash used in investing activities	709,325	(32,582)

Cash flows from financing activities
Borrowings from line of credit	–	14,100
Borrowings from notes payable	283,614	202,205
Payments on line of credit	(4,935)	(6,742)
Payments on notes payable	(11,893)	(172,362)
Proceeds from sale of common stock	25,000	–
Net cash provided by financing activities	291,786	37,201

Net increase(decrease) in cash and cash equivalents	593,269	3,655
Cash and cash equivalents at beginning of period	36,053	32,220
Cash and cash equivalents at end of period	$629,322	$35,875

Cash Paid for Interest	$5,624	$86,778

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. is a parent company of financial services companies including brokerage, investment advisor, asset management, estate planning, family office services, business and personal tax planning, business consulting, and financial advisor services. Financial Gravity's mission is to bring together financial services companies that create comprehensive customer service synergies for the clients that we serve.

Financial Gravity Companies, Inc., and subsidiaries (the “Company”) is headquartered in Austin Texas, with locations in Allen, Texas, Denver, Colorado and Cincinnati, Ohio. The currently operating wholly owned subsidiaries of the organization include:

Sofos Investments, Inc. (“Sofos”, formerly, Financial Gravity Wealth, Inc.). Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including money management, financial planning, and wealth management.

Tax Master Network, LLC, runs the Tax Master Network® (“TMN”) that provides four primary services including monthly subscriptions to the TMN systems, coaching and marketing services. TMN currently supports over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to support clients through tax planning services. TMN has developed the Certified Tax Master® that includes client acquisition and retention systems. TMN also offers tax planning services through the Tax Blueprint®, which includes an extensive individualized review and assessment of the client’s tax situation. The initial assessment sets the requirements for a custom Tax Blueprint® for each client to use as guide to implementation of the identified tax savings strategies. Finally, TMN offers the Tax Operating System, which is a system for integrating and executing tax planning strategies.

MPath Advisor Resources, LLC (formerly Financial Gravity Business, LLC.) (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Forta Financial Group, Inc. (“Forta”) is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado and has independent advisors and representative in other states.

SEGMENT REPORTING

We manage our business in four reportable segments. Each of our subsidiaries is treated as a segment. We evaluate the performance of our operating segments based on a segment’s share of consolidated operating income, which excludes discontinued operations of Financial Gravity Tax that are shown in the report.

	Financial Gravity Tax (discontinued)	Forta Financial Group	MPath	Sofos Investments	Tax Masters Network	Unallocated (Financial Gravity Companies, Inc.)	TOTAL

Ordinary Income
Total Service Income	$69,721	$57,346	$30,133	$39,545	$726,950	$(3,263)	$920,433
Total Investment Management Fees	0	349,187	0	979,959	0	0	1,329,146
Total Income	69,721	406,533	30,133	1,019,505	726,950	(3,263)	2,249,580
Gross Profit	69,721	406,533	30,133	1,019,505	726,950	(3,263)	2,249,580
Expense						0
Total Compensation Expense	(78)	261,426	1,972	385,095	245,186	1,120,812	2,014,413
Total Cost of services	4,410	11,007	0	0	28,899	0	44,317
Total Depreciation & Amortization	0	0	0	0	14,350	72,094	86,443
Total General and Administrative	1,620	82,884	2,655	25,225	23,772	212,002	348,158
Total Marketing	2,411	7,414	0	20,158	6,117	54,899	90,999
Total Professional Services	0	27,171	0	897	2,997	212,815	243,881
Total Expense	8,363	389,903	4,627	431,375	321,320	1,672,622	2,828,211
Net Ordinary Income	61,358	16,631	25,506	588,130	405,630	(1,675,885)	(578,631)
Other Income/Expense
Total Other Income	0	0	0	0	0	129,253	129,253
Total Other Expense	0	(14,123)	0	(46)	(55)	2,357	(11,867)
Net Other Income	0	14,123	0	46	55	126,895	141,119
Net Income	$61,358	$30,754	$25,506	$588,176	$405,685	$(1,548,990)	$(437,512)

BUSINESS ACQUISITION

On September 30, 2019, the Company entered into a merger agreement with Forta Financial Group, Inc. (“Forta” or “FFGI”, formerly, Presidential Brokerage, Inc.), to acquire 100% of the stock of Forta in exchange for 45,785,879 shares of Company common stock. Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation. The acquisition transaction closed on May 21, 2020. Forta’s financial performance is included in Company’s consolidated statements starting as of May 21, 2020.

Identification of Company as the Acquirer

The acquisition was primarily effected by a merger and an exchange of Company’s common stock as the consideration paid to Forta stockholders by Company for their equity interests in Forta. We looked at all pertinent facts and circumstances identified in ASC 805-10-25-1, ASC 805-10-05-4 to be considered in identifying the acquirer in a business combination effected by exchanging equity interests. The standard recognizes that the acquirer usually is the entity that issues its equity interests, but that in some business combinations the issuing entity is the acquiree. In these situations, the accounting acquiror is different than the legal acquiror.

The guidance provides the following factors to consider in identifying the accounting acquiror in a business combination like the acquisition that is effected by exchanging equity interests:

The majority shares ended up being held by Forta shareholders. The original calculation was to be an even 50% for Forta and Company shareholders. However, the calculations included shares that were granted through the option plan at Company, and it was assumed that each of the option share grants would be exercised. As it turned out, the vast majority of the option shares were not exercised, so that ended up skewing the majority calculation in favor of the Forta shareholders. There were no other special or unusual voting arrangements, convertible securities or other financial instruments of the combined Company immediately after the acquisition.

After the acquisition, the largest single minority interest would be held by a Company shareholder, John Pollock, and members of the Board of Directors and management of Company, some of whom were shareholders of Forta, would end up owning in excess of 40% of the voting shares of Company.

There is no agreement on the election of Board members, and neither Forta nor Financial Gravity shareholders have any agreement to elect a majority of the Board. The factor is neutral.

The composition of the senior management of the combined entity. Senior management is from Financial Gravity. Based upon the above, the Company has concluded that Financial Gravity will be treated as the acquirer.

Purchase Price Allocation

The purchase price of $7,600,415 was based upon the share price of Company’s stock as of May 21, 2020. We have used preliminary fair value estimates for the assets acquired and liabilities assumed for the acquisition. We believe significant synergies may arise from this acquisition, as a result of which the purchase price was in excess of the fair value of the net assets acquired and, as a result, we have preliminarily recorded goodwill of $7,358,050. We have not yet finalized estimates that relate to certain tangible and intangible assets, including customer relationships, trade names, contracts. Our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date).

Assets Acquired and Liabilities Assumed

Forta Financial Group, Inc.

Assets Acquired and Liabilities Assumed

As of May 21, 2020

PURCHASE PRICE	7,600,415
ASSETS
Current Assets
Cash	710,154
Accounts Receivable	20,882
Other Current Assets	135,056
Total Current Assets	866,093
Other Assets	582,330
TOTAL ASSETS	1,448,423
LIABILITIES
Liabilities
Current Liabilities
Total Accounts Payable	18,215
Total Other Current Liabilities	739,579
Total Current Liabilities	757,793
Long-Term Liabilities
Total Long-Term Liabilities	448,265
Total Liabilities	$1,206,058
Goodwill	$7,358,050

The accompanying unaudited pro forma condensed combined financial statement of Financial Gravity Companies, Inc. (“Financial Gravity”, “FGCO” or the “Company”) is presented to illustrate the estimated effects of the acquisition of 100% of the stock of Forta Financial Group, Inc. (“Forta” or “FFGI”), which closed on May 21, 2020 (the “acquisition” or the “transaction”) on the historical financial position and results of operations of the Company. The unaudited pro forma condensed combined statement of operations is based upon and derived from and should be read in conjunction with Company’s and Forta’s historical audited financial statements for the year ended September 30, 2019 and the historical unaudited financial statements for the nine months ended June 30, 2020 – Company will be fling its 8K/A with the financial information.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

Forta’s results of operations have been included in the following financial statement for the nine months ending June 30, 2020 prospectively from the assumed date of acquisition of October 1, 2019. Pro forma results have been prepared by adjusting historical results to include Forta’s results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of October 1, 2019, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results:

FINANCIAL GRAVITY COMPANIES, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2020

	Forta	Financial Gravity	Combined
	(A)	(B)
Income
Investment Management Fees	3,108,246	859,754	3,968,000
Service Income	–	979,959	979,959
Total Revenue	3,108,246	1,839,713	4,947,959
Gross Profit	3,108,246	1,839,713	4,947,959
Expense
Compensation Expense	1,695,484	1,752,987	3,448,471
Cost of services	139,847	33,309	173,156
Depreciation & Amortization	4,900	86,443	91,343
General and Administrative	906,878	265,749	1,172,627
Marketing	89,168	84,036	173,204
Professional Services	237,364	216,709	454,073
Total Expense	3,073,644	2,439,233	5,512,877
Net Ordinary Income	34,601	(599,521)	(564,920)
Other Income/Expense	–	135,919	135,919
Total Other Income	–	135,919	135,919
Total Other Expense	–	(5,030)	(5,030)
Net Other Income	–	130,889	130,889
Net Income	34,601	(468,632)	(434,031)
Net income (loss) per common share:	–	–	–

A	Derived from the unaudited statement operations of Forta for the nine months ended June 30, 2020
B	Derived from the unaudited statement operations of FGCO for the nine months ended June 30, 2020

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Effective May 21, 2020, Company acquired 100% of Forta in exchange for 45,785,879 shares of common stock of Company. Forta’s assets and liabilities are included in Company’s assets and liabilities as of June 30, 2020. Forta’s results of operations have been consolidated with Company’s results beginning as of June 1, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at financial institutions located throughout the United States, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Receivables

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of June 30, 2020 and September 30, 2019, respectively.

In the normal course of business, the Company may extend credit to its customers, on an unsecured basis, substantially all of whom are in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

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

The Company leases their office space through an operating lease in Denver Colorado, which expires at May 31, 2021, and non-material offices leases in Cincinnati, Ohio and Loveland, Colorado. Company’s lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term. Lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to such content on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight-year estimated life. During each of the three months ended June 30, 2020 and 2019, and the nine months ended June 30, 2020 and 2019, the Company recorded amortization expense of $16,320 and $49,138 for 2020 and $16,410 and $49,228 for 2019, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2020 was $311,688 and $246,140 at September 30, 2019.

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three and nine months ended June 30, 2020 and 2019, the Company recorded amortization expense of $1,308 and $3,938 for 2020 and $1,315 and $3,945 for 2019, respectively on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2020 was $24,978 and $19,725 at September 30, 2019.

Intellectual Property

Intellectual property is stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of June 30, 2020 and September 30, 2019.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative pertinent factors to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of June 30, 2020 and September 30, 2019. Goodwill related to the acquisition of Forta was recognized in the amount of $7,358,050, being the difference between the value of Forta’s net assets and the market value of Company’s stock at the time of the acquisition of Forta.

Income Taxes

The Company records federal and state income, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest, penalties or uncertain tax positions as of June 30, 2020 and September 30, 2019.

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

Earnings Per Share

Basic loss per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. The average number of common shares for the three months ended June 30, 2020 and 2019 respectively were 72,018,838 and 38,993,226. The average number of common shares for the nine months ended June 30, 2020 and 2019, respectively, were 51,669,659 and 36,949,650. For the three and nine months ended June 30, 2020, 1,351,323 approximately common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three and nine months ended June 30, 2019, approximately 3,430,646 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

Revenue Recognition

The Company derives its revenues primarily from: investment management fees, brokerage commissions, TMN subscriptions, financial advisor subscriptions, Tax BluePrint sales, insurance sales and marketing programs, and Tax Operating System subscriptions.

Company generates investment management fees by providing management services for client investments (through Sofos and Forta). Investment management fees are calculated as a percentage of assets under management for the period. Investment management fees Revenue is recognized as earned, at the end of each month that management services were performed. Fees are withdrawn from investor accounts monthly, in arrears, or in the case of Forta, investment management fees may be withdrawn quarterly in advance from investor accounts. These advance payments are recognized, equally, over the three months of the applicable quarter.

Company generates brokerage commissions through Forta by providing brokerage services to clients. Commissions are calculated based upon the value of the securities that are bought or sold for the client. Fees are paid as part of the purchase and sale transaction. Depending upon the securities bought or sold, recognition is either on the trade date or the date when the purchase contract is accepted.

Revenue is also derived from the sale of annuities and premiums on life insurance policies issued by insurance companies to clients (through Forta), and from insurance marketing programs (through MPath Advisor Resources, LLC.). The revenue is recognized after the insurance policies are issued and in force.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as Contract Liabilities in the accompanying consolidated balance sheets.

TMN provides several levels of subscription services that are charged and collected on a month to month basis. The client subscribers are tax advisors that provide tax advice to their customers. None of these services comes with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Subscription income is billed to client credit cards monthly, on the monthly anniversary of client sign-up. Cancellations are processed within the month requested and subscriptions are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are customized tax plans to save clients’ customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings, up to $10,000. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement. Tax Blueprint® sales are billed to the client after a preliminary assessment and client approval to move forward.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59% in the quarter ended June 30, 2020 and 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 7 years and volatility of 100% in 2020 and volatility of 35% to 40% in 2019.

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

Adjustments

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2019, included in its Annual Report on Form 10-K/A.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

On May 8, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700. PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital of $661,045.

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

Management, in the ordinary course of business, will pursue raising additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Future Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for fiscal years beginning after December 31, 2019, with early adoption permitted. In November of 2019, the FASB issued ASU 2019-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of ASU Topic No. 2016-13 to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected loss from customers method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2020 and September 30, 2019:

	Estimated Service Lives	30-Jun-20		30-Sep-19
Furniture, fixtures and equipment	2 - 5 years	$405,268		$93,073
Internally developed software	10 years	152,000		152,000
		557,268		245,073
Less accumulated depreciation and amortization depreciation		(468,816)		(105,083)
		$88,452	*	$139,990

* The value of the assets has not been finalized and may be adjusted based upon purchase price allocations.

Depreciation expense was $21,009 and $9,967 during the three months ended June 30, 2020 and June 30, 2019, respectively, and $33,367 and $27,943 during the nine months ended June 30, 2020 and June 30, 2019, respectively.

3.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2018	$48,940
Intellectual property purchased at cost	4,230
Intellectual property at September 30, 2019	53,170
Intellectual property purchased at cost	–
Intellectual property at June 30, 2020	$53,170

4.	LEASES

The Company has traditionally conducted some of its operations from leased premises.

On June 16, 2020, the Company entered into a lease termination agreement with its landlord on the premises located in Allen, Texas. The landlord accepted termination of the lease, and Company’s remaining obligation is limited to issuing shares of its common stock if the landlord’s efforts to re-lease the premises results in a loss, but not to exceed $66,000. The Company leases premises in Denver Colorado. The Denver ends on May 31, 2021, and Company will be leasing other space at the end of the term. The remaining lease obligations is $349,473. In addition, the Company has small locations in Allen, Texas, Austin, Texas and Cincinnati, Ohio.

The undiscounted annual future minimum lease payments consist of the following at:

June 30,2020
2020	108,030
2021	288,640
Total lease payments	396,670
Interest	(14,266)
Present value of lease liabilities	382,404

5.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is supported by the personal guarantee of John Pollock. Line of credit balance was $58,985 and $67,005 at June 30, 2020 and September 30, 2019, respectively.

6.	NOTES PAYABLE

On April 19, 2019, the Company entered into a Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The outstanding balance on June 30, 2020 and September 30, 2019 was $26,511, and $29,401 respectively.

The Company entered into and received a Paycheck Protection Program (“PPP”) loan in the amount of $283,345 on May 8, 2020. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700. PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital of $661,045.

On April 12, 2019, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76% and is due on December 1, 2020. See Related Party Transactions.

The Company’s maturities of debt subsequent to June 30, 2020 are as follows:

2020	$1500
2021	6,229
2022	678,350
686,078

7.	ACCRUED EXPENSES

Accrued expenses increased by $230,699 for the nine months ending June 30, 2020, to $358,994 from $128,295 as of September 30, 2019, due to inclusion of Forta’s advisor commission accruals ($86,879) that are paid with payroll on the 15th of the following month, taxes ($25,072), accrued vacation pay ($42,808), stock appreciation rights liability ($41,703), and credit card balances ($17,555).

8.	INCOME TAXES

For the three and nine months ended June 30, 2020 and 2019, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at June 30, 2020 and September 30, 2019:

	30-Jun-20	30-Sep-19
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,405,065	$1,098,314
Property and equipment	3,456	3,456
Total	1,408,521	1,101,770
Net non-current deferred tax liabilities:
Intangible assets	7,996	7,996

Net	1,400,525	1,093,774
Less valuation allowance	(1,400,525)	(1,093,774
Net deferred taxes	$–	$–

9.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

During the nine months ended June 30, 2020 and 2019, the Company sold 75,757 shares and 0 shares, respectively, for $25,000 and $0, respectively.

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

Stock option and stock appreciation rights activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2018	3,631,562	$417,245	0.58	94 months
Granted	2,269,650	472,048	0.21	107 months
Exercised	–	–	–
Canceled or expired	3,112,712	338,838	0.24
Outstanding - September 30, 2019	2,788,500	550,455	0.29	96 months
Granted	5,350,000	1,461,200	0.16	118 months
Exercised	(12,799)	(770)	0.06
Canceled or expired	(1,248,429)	(1,392,472)	1.12
Outstanding - June 30, 2020	6,877,272	618,413	0.16	105 months

Exercisable - June 30, 2020	1,505,899		0.29	79 months

Unamortized share-based compensation expense as of June 30, 2020 amounted to $424,496 which is expected to be recognized over the next 4.6685 years.

Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $50,885 and $41,370 for the three ended June 30, 2020 and 2019, respectively, and $67,136 and $133,714 for the nine months ended June 30, 2020 and 2019, respectively.

On November 27, 2019, the 2016 Plan was amended to allow grants of other equity related rights, including Stock Appreciation Rights. During the three and nine months ended June 30, 2020, 500,000 and 5,350,000 options and SARs were granted, respectively. SARs are recorded as a liability because there is a cash settlement option.

12.	RELATED PARTY TRANSACTIONS

On May 21, 2020, the Company completed the purchase of 100% of the stock of Forta. As a result, Scott Winters, William Nelson, Jr., and Gary Nemer (a former board member) now own, in aggregate, in excess of 39% of the shares of stock of Company.

As a result of the acquisition of the TMN business in 2016, the Company is obligated to make payments to TaxTuneup, LLC, which is an entity owned by Edward A. Lyon (a current board member), each month totaling $16,500. The total paid under these agreements in the three months ended June 30, 2020 and 2019 respectively, were $49,500 and $49,500, and for the nine months ended June 30, 2020 and 2019 were $148,500 and $148,500.

On April 12, 2019, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76% and will be repaid in six equal installments of $2,520, beginning July 1, 2019. The balance of the loan at June 30, 2020 was $5,116 and at September 30, 2019 was $7,526.

On February 28, 2020 and March 5, 2020, the Board of Directions approved employment agreements that included employee stock options and stock appreciation rights to employees that are also Board members and related parties totaling 3,450,000 in grants.

13.	SUBSEQUENT EVENTS

On July 20, 2020, the Company issued to Gary Nemer 250,000 in employee stock options vesting over a three-year period and 500,000 in stock appreciation rights vesting over five years

On August 14, 2020, one of the advisors at Forta in Denver resigned to join a smaller firm. The departure will affect future headcount and revenue in the Denver office.

A total of 4,670,352 shares that will be issued to Forta shareholders have not yet been issued due to lack of shareholder paperwork. When issue, the total issued shares will be 87,693,400.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. See the sections entitled “Risk Factors and Uncertainties” below.

Plan of Operations

Financial Gravity Companies, Inc. (“Financial Gravity”, “We” or the “Company”), based in Austin, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, investment, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high and middle net worth individuals. The Company’s services are focused on helping clients make more money and build wealth, most often with investment advice, tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to pursue acquisitions. The primary acquisition targets currently include investment marketing and financial advisory and broker dealer firms. The Company is actively identifying potential acquisition candidates to fuel more rapid growth.

Financial Gravity’s Subsidiaries and Reportable Segments:

The following outline briefly describes Financial Gravity’s active subsidiaries and the products and services they offer:

Sofos Investments, Inc. Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including financial planning, wealth management and money management.

Tax Master Network, LLC (“TMN”) through the Tax Master Network® provides monthly subscriptions services to the TMN systems, coaching and marketing services to over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. TMN’s tax planning services include the Tax Blueprint®, Certified Tax Master®, and the Tax Operating System.

MPath Advisor Resources, LLC (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Forta Financial Group, Inc. (“Forta”) Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation.

Growth comes from the following reportable segments:

Tax services and financial advisory services, including Tax Blueprint® and Tax Operating System® services through TMN.

Brokerage and wealth management services through Forta and money management and investment advisory services through Sofos. Other products and services include insurance and other miscellaneous products and services.

Future growth is expected to come from these key areas, organic growth, acquisitions, and strategic alliances.

Results of Operations for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019

RESULTS OF OPERATIONS

As described in Notes to Consolidated Financial Statements, “Segment Reporting”, we evaluate the performance of our operating segments based on net income.

Revenues

For the three months ended June 30, 2020 revenues increased $20,950 to $947,491 from $926,541 for the three months ended June 30, 2019. For the nine months ended June 30, 2020, revenues decreased $837,483 to $2,249,580 from $3,087,063 for to the nine months ended June 30, 2019. The principal components of the variance in revenue for the three months and nine months included the decrease in revenue from the sale of Company’s tax and accounting subsidiary in the amount of $97,485 and $267,748, respectively; reduction in insurance sales of $77,263 and $343,144, respectively; reduction of investment management fees of $117,549 and $60,034, respectively; reduction of TMN membership revenue for the nine months in $247,204 through membership reduction, and reductions in other revenue generating activities of close to $150,000 in 2019. $417,142 in investment management revenue was generated by Forta in April through May 21, 2020 that is not reflected in the revenue during the three-month period because the acquisition of Forta is not included in revenue until May 21, 2020.

Operating Expenses

Cost of services increased by $2,187 to $17,659 for the quarter ended June 30, 2020 from $15,473 for the three months ended June 30, 2019, and decreased by $440, to $44,317 from $44,783 for the nine months ended June 30, 2020 and June 30, 2019, respectively. The variance in expenses for the three month and nine-month periods arises from decreased credit card processing fees due to disposal of the Financial Gravity Tax line of business.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses decreased $57,524 to $61,681 for the three months ended June 30, 2020 from $119,205 for the three months ended June 30, 2019. Professional services decreased $35,117 to $234,881 for the nine months ended June 30, 2020 from $278,998 for the nine months ended June 30, 2019. The variances are principally comprised of a decrease of $63,750 for the three months and $148,000 for the nine months, respectively, related to reclassing related party consulting fees to compensation, offset by costs of implementing new technology offerings.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $8,401 to $38,636 for the three months ended June 30, 2020 from $30,235 for the three months ended June 30, 2019. The decrease is due to accelerating the depreciation of computers and software, reducing the useful lives over which they are depreciated to three year lives. Depreciation and amortization decreased $72,392 to $86,443 for the nine months ended June 30, 2020, from $158,835 for the nine months ended June 30, 2019. The principal difference is a charge to amortization for full impairment of Trademarks, $69,000.

General and administrative expenses increased $28,854 to $168,084 for the three months ended June 30, 2020 from $139,220 for the three months ended June 30, 2019. General and administrative expenses decreased $62,705 to $348,158 for the nine months ended June 30, 2020 from $410,863 for the nine months ended June 30, 2019. The variance in expenses for the three month and six-month periods related to Company discontinuing its tax and accounting subsidiary. Marketing expenses increased $8,504 to $56,865 for the three months ended June 30, 2020 from $48,330 for the three months ended June 30, 2019. Marketing expenses decreased $18,526 to $90,999 for the nine months ended June 30, 2020 from $109,945 for the nine months ended June 30, 2019. The variance in expenses for the three month and six-month periods from reflects a change in marketing efforts influenced by Covid 19 restrictions that shut down some previous marketing channels, while new channels are just starting to open up.

Compensation Expense expenses increased $364,106 to $867,330 for the three months ended June 30, 2020 from $503,224 for the three months ended June 30, 2019 and decreased $337,578 to $2,014,413 for the nine months ended June 30, 2020 from $2,351,991 for the nine months ended June 30, 2019. The increase for the three months ended June 30, 2020 was principally driven by Forta salaries ($85,000) and commissions ($86,000) being included in compensation. The decrease for the nine months was principally due to termination of advisors ($250,000) and decreases in stock-based compensation ($145,000).

The Company experienced an increase in its net loss of $254,299 to a net loss of $271,170 for the three months ended June 30, 2020 from a net loss of $16,941 for the three months ended June 30, 2019. The Company experienced a decrease in its net loss of $99,027 to a net loss of $437,512 for the nine months ended June 30, 2020 from a net loss of $536,538 for the nine months ended June 30, 2019. The variance in loss for the three months ended June 30, 2020 reflects the impact of the Covid-19 reduction in marketing and sales, which impacted revenue, and the reduction of non-recurring revenue from the sale of the tax unit ($150,000). The decrease in the net loss for the nine months was primarily due to the sale of the tax unit.

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

Revenue Recognition and Accounts Receivable.

Investment management fees are recognized as services are provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage clients’ investments. Certain revenue generated by Forta is paid quarterly, in advance, and recognized each month.

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

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rates of 0.59% in the quarter ending June 30, 2020 and 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 10 years and volatility of 100% in 2020 and 35% to 40% in 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and cash equivalents of $629,322. The increase of $593,269 in cash and cash equivalents during the nine months ended June 30, 2020 was primarily due to net cash used in operating activities ($407,842), the purchase of Forta, ($332,454, net of Forta PPP loan), and the receipt of funding of the PPP loans, (Financial Gravity $283,345 and Forta $377,700). The aggregate PPP loans are expected to be forgiven.

As shown below, at June 30, 2020, our contractual cash obligations totaled approximately $466,402, which consisted of operating lease obligations and debt principal, excluding the PPP loan balances.

Payments due by period

Contractual obligations	Less than 1 year	1-3 years	4-5 years	Total

Notes payable	$6,136	$18,897	$–	$25,033
Lease liability	382,404	–	–	382,404
Line of Credit	58,985	–	–	58,985
Total contractual cash obligations (1)	$447,525	$18,897	$–	$466,422

(1)	This includes an estimate of $25,000 for shares issued to the Allen TX landlord pursuant to the termination agreement.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer, or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance. The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict our operations. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

On March 11, 2020, the World Health Organization designated the spread of COVID-19 as a pandemic. As of the date of this Quarterly Report on Form 10-Q, COVID-19 has had a significant impact on global financial markets, and we continue to monitor its effects on the overall economy and our operations. We are not yet able to determine the full impact of the pandemic; however, should it continue for an extended period, there could be a material and adverse financial impact to our results of operations. For more information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors and Uncertainties” of this Quarterly Report on Form 10-Q.

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

Part II Other Information

Item 1A. RISK FACTORS AND UNCERTAINTIES.

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

The Company could be affected by lack of access to its offices, although that seems to have had little short-term impact as employees have succeeded in maintaining productivity while working remotely. The long-term effects, however, may present significant issues.

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

Date: August 27, 2020	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2020	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	CEO, Chairman of the Board	August 27, 2020
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	August 27, 2020
Paul Williams	(principal financial officer)

/s/ Edward A. Lyon	Director	August 27, 2020
Edward A. Lyon

/s/ John Pollock	Director	August 27, 2020
John Pollock

/s/ Jennifer Winters	Director	August 27, 2020
Jennifer Winters

/s/ William Nelson	Director	August 27, 2020
William Nelson, Jr.

