Form 10-K
period 2020-09-30
Financial Gravity Companies, Inc.
filed 2021-01-12
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

As of September 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $3,009,724 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of January 11, 2020 was 83,618,412.

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

PART I

Item 1. BUSINESS.

General

Financial Gravity Companies, Inc. is a parent company of the best of bread stock brokerage, investment advisory, asset management, tax planning for business and personal, and financial advisor services companies. We believe that truly comprehensive financial guidance is a fundamental need for everyone. We provide this comprehensive experience through our unique combination of services that include tax planning and the ability to deliver in-depth advice on a comprehensive range of investment services and products. For advisors, we provide platforms to access proprietary and non-proprietary investment products that enhance advisors’ ability to deliver what is best for their clients, all coupled with technology to deliver a state-of-the-art experience.

Financial Gravity Companies, Inc., and subsidiaries (the “Company”) is headquartered in Austin Texas, with locations in Allen, Texas, Denver, Colorado and Cincinnati, Ohio. The currently operating wholly owned subsidiaries of the organization include:

Sofos Investments, Inc. (“Sofos”, formerly, Financial Gravity Wealth, Inc.). Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including money management, financial planning, and wealth management. Sofos commenced its money management services in late 2019, and by September 2020 was approaching $100,000,000 in assets under management.

Tax Master Network, LLC, runs the Tax Master Network® (“TMN”) that provides four primary services including monthly subscriptions to the TMN systems, coaching and marketing services. TMN currently supports over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to support clients through tax planning services. TMN has developed the Certified Tax Master® that includes client acquisition and retention systems. TMN also offers tax planning services through the Tax Blueprint®, which includes an extensive individualized review and assessment of the client’s tax situation. The initial assessment sets the requirements for a custom Tax Blueprint® for each client to use as guide to implementation of the identified tax savings strategies. Finally, TMN offers the Tax Operating System, which is a system for integrating and executing tax planning strategies. In addition, TMN will be launching new efforts to increase subscribers, including a revamped tax operating system and financial advisor business development programs that will assist TMN subscribers in increasing their business activity. The goal is to provide TMN subscribers with a platform for them to enhance their business opportunities in the areas of investment and financial advice and to increase their effectiveness as tax advisors to small businesses and individuals.

MPath Advisor Resources, LLC (formerly Financial Gravity Business, LLC.) (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. This is a new venture that will be focused upon insurance marketing and will capture business synergies in the sale of insurance products by financial advisors with TMN and with Forta.

Forta Financial Group, Inc. (“Forta”) is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado and has independent advisors and representative in other states. Forta will be focused on attracting independent advisors and supporting TMN members as they grow their financial advisory businesses. Forta is implementing plans to recruit independent advisors which will increase revenue.

Organic growth has come from the following key areas:

•	Tax Services and financial advisory services, including Tax Blueprint® and ongoing Tax Operating System® services.
•	Brokerage and Wealth Management Services.
•	Money Management Services.
•	Other Products and Services (Insurance and other miscellaneous products and services).

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

Employees

As of September 30, 2020, the Company had approximately 23 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

The Company may not successfully manage its growth. The Company’s success will depend upon the expansion of its operations and the effective management of its growth, which will place a significant strain on its management and on its administrative, operational, and financial resources. To manage this growth, it must expand its facilities, augment its operational, financial and management systems, and hire and train additional qualified personnel. If it is unable to manage its growth effectively, its business would be harmed.

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

The declaration, payment, and amount of any future dividends on common stock will be at the discretion of the Company's Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant. There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

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

The Company’s performance may be affected by COVID-19. December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. States in which we operate declared states of emergency related to the spread of COVID-19 and issued executive orders directing individuals to stay at their place of residence for an indefinite period of time.

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

The Company’s revenues are adversely affected when investors reduce their investment activities. In addition, over 50%t of Company’s revenues is based upon the value of assets under management. If the investment portfolios of clients decrease in value, the fees charged for investment advice also decreases.

The Company could be affected by lack of access to its offices, although that seems to have had little short-term impact as employees have succeeded in maintaining productivity while working remotely. The long-term effects, however, may present significant issues.

Any significant shutdown of the economy for a sustained period will affect the Company’s revenue which could lead to losses.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 12600 Hill Country Blvd Suite R-275, Bee Cave, TX 78738.

TMN’s offices are located in Cincinnati, OH.

Forta has offices in Greenwood Village, Colorado Springs, and Loveland, Colorado

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol FGCO. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended September 30, 2019	High	Low
First Quarter	$0.1	$0.07
Second Quarter	$0.54	$0.08
Third Quarter	$0.4	$0.17
Fourth Quarter	$0.51	$0.18

Fiscal Year Ended September 30, 2020	High	Low
First Quarter	$0.44	$0.20
Second Quarter	$0.90	$0.05
Third Quarter	$0.44	$0.11
Fourth Quarter	$0.29	$0.12

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on September 30, 2020 was 85.

Dividends

The Company has never paid any cash dividends on its common stock, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales/Issuance of Unregistered Securities

During the year ended September 30, 2020 an aggregate of 75,757 shares of the Company’s common stock have been sold for $25,000, 116,375 shares in stock options were exercised for $182 and 382,931 shares were issued for $50,000 in services rendered to the Company; in 2019, 5,598,133 shares were issued in exchange for $1,007,664 in debt.

As a result of the merger with Forta, 41,607,315 shares of stock have been issued to Forta shareholders as of September 30, 2020, with a total of 4,178,564 that remain unissued.

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

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended September 30, 2020 or 2019.

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

Plan of Operations

Financial Gravity Companies, Inc. (“Financial Gravity”, “We” or the “Company”), based in Austin, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, investment, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high and middle net worth individuals. The Company’s services are focused on helping clients build wealth, most often with investment advice, tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to pursue acquisitions. The primary acquisition targets currently include individuals and groups that provide investment and financial advice. The Company is actively identifying potential acquisition candidates to fuel more rapid growth.

Financial Gravity’s Subsidiaries and Reportable Segments:

The following outline briefly describes Financial Gravity’s active subsidiaries and the products and services they offer:

Sofos Investments, Inc. Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including financial planning, wealth management and money management. Sofos commenced its money management services in late 2019, and by September 2020 was approaching $100,000,000 in assets under management.

Tax Master Network, LLC (“TMN”) through the Tax Master Network® provides monthly subscriptions services to the TMN systems, coaching and marketing services to over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. TMN’s tax planning services include the Tax Blueprint®, Certified Tax Master®, and the Tax Operating System. In addition, TMN will be launching new efforts to increase subscribers, including a revamped tax operating system and financial advisor business development programs that will assist TMN subscribers in increasing their business activity. The goal is to provide TMN subscribers with a platform for them to enhance their business opportunities in the areas of investment and financial advice and to increase their effectiveness as tax advisors to small businesses and individuals.

MPath Advisor Resources, LLC (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. This is a new venture that will be focused upon insurance marketing and will capture business synergies in the sale of insurance products by financial advisors with TMN and with Forta.

Forta Financial Group, Inc. (“Forta”) Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation. The goal is to have Forta focus on attracting independent advisors and to support TMN members as they grow their financial advisory businesses. Forta is implementing plans to recruit independent advisors.

Growth comes from the following reportable segments:

Tax services and financial advisory services, including Tax Blueprint® and Tax Operating System® services through TMN, as well as investment advisory services by TMN subscribers to their clients.

Brokerage and wealth management services through Forta and money management and investment advisory services through Sofos. Other products and services include insurance and other miscellaneous products and services.

Future growth is expected to come from these key areas, organic growth, acquisitions, and strategic alliances.

Business Acquisition and Disposition

The Company acquired Forta in 2020 in exchange for stock. Forta is a broker dealer, and its acquisition presented the Company with an opportunity to compete in the broker dealer market, and to try to grow in this area of financial services. Forta also has key employees who assumed vital executive leadership roles, including key executives who will focus on improving operations and growth opportunity. Forta also contributed key operating assets, including in excess of $700,000 in cash, and annual revenues in excess of $3,000,000.

The Company disposed of its tax unit. The tax unit has the tax operating system, but that could be run more effectively by TMN, so the decision was made to transfer that activity to the TMN. The tax unit was left with minor tax and accounting operations, and those activities did not present a significant upside to the Company.

Revenues

For the year ended September 30, 2020, revenue decreased $387,568 to $3,687480 from $4,075,048 for the year ended September 30, 2019. The principal drivers for this are a decrease in revenue from the discontinued tax operations of $649,830 and reduced revenue from reduction of the number of advisors at Sofos of $1,112,944, as well as some minor non-recurring revenue at Financial Gravity, offset by an increase in revenue from Forta of $1,270,339, an increase in revenue from TMN of $35,844, an increase of revenue from MPath of $73,882. The combined revenue for the Company includes only the revenue from Forta since May 21, 2020. Forta generated in excess of $2 million of revenue from October 1, 2019 through May 20, 2020 (the day prior to the acquisition of Forta). On a twelve-month pro forma basis that included Forta’s revenue, the Company would have generated in excess of $6,000,000 in revenue, or approximately $2,000,000 in annualized increased revenue.

Operating Expenses

Cost of services increased by $18,144 to $73,071 for the year ended September 30, 2020 from $54,927 for the year ended September 30, 2019, primarily due increased costs at Forta of $33,784, offset by decreases at Financial Gravity ($5,946), discontinued tax operations ($21,355), and increase at TMN of $8,891.

Professional services expenses include consulting fees, legal expense, professional fees, and business consulting. Professional services expenses increased $233,528 to $375,263 for the year ended September 30, 2020 from $141,835 for the year ended September 30, 2019. The increase included professional fees at Forta of $93,095, an increase in professional fees at Financial Gravity of $321,761 (including adjustments in 2019 for accrual of expenses that were greater than the fees incurred), offset by decreases in professional fees at Sofos of $73,793, at TMN of $69,516, and at the discontinued tax practice of $43,526.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $22,282 to $166,586 for the year ended September 30, 2020 from $189,070 for the year ended September 30, 2019. The decrease is primarily due to an increase of expense at Financial Gravity of $152,173 (including the full impairment of Trademarks ($69,000), offset by a decrease at TMN of $159,602, a small decrease at Sofos of $4,165, and a decrease at the discontinued tax practice of $10,953.

General and administrative expenses increased $138,979 to $672,784 for the year ended September 30, 2020 from $533,805 for the year ended September 30, 2019. The increase is primarily due increased costs at Forta of $275,272, and Financial Gravity, offset by decreases at other subsidiaries including the discontinued tax department operations ($163,452), Sofos reductions due to fewer advisors and at TMN aggregating approximately ($250,000).

Marketing expenses decreased $6,368 to $125,161 for the year ended September 30, 2020 from $131,529 for the year ended September 30, 2019. The decrease is primarily due to a reduction of costs at the discontinued tax operations of ($22,788), and reductions in outside vendors by bringing marketing efforts in-house at TMN ($76,678) and Sofos ($15,838), offset by an increase in marketing expenses at Forta of $20,568, at Financial Gravity $85,110, and at MPath $3300. The variance in expenses also reflects a change in marketing efforts influenced by Covid 19 restrictions that shut down some previous marketing channels and a move toward the independent advisor model at Forta where advisors cover their own marketing expenses.

Compensation expenses decreased $315,438 to $3,186,305 for the year ended September 30, 2020 from $3,501,744 for the year ended September 30, 2019. The decrease is primarily due to an increase in executive compensation at Financial Gravity of $1,580,121, the increase of compensation at Forta of $808,670 that includes commissions, and a small increase at MPath, offset by a decrease in compensation at the discontinued tax operations of $1,023,467, Sofos of $917,359 that includes reduction in commissions, at TMN of $703,375 related to reduction in employees and outsourced services and a move toward the independent advisor model at Forta where advisors cover their own marketing expenses.

The Company experienced an increase in net loss of $168,190 to a net loss of $791,675 for the year ended September 30, 2020 from a net loss of $623,485 for the year ended September 30, 2019, primarily attributable to the reasons noted above. The variance in loss for the period also reflects the impact of Covid-19 related reduction in marketing and face to face sales, which impacted revenues. This was offset by the sale of the tax unit for $150,000.

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

Revenue Recognition and Accounts Receivable.

Investment management fees are recognized as services are provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage clients’ investments. Fees are generally paid quarterly, five days before each quarter-end or monthly in arrears. Revenues are recognized in the period earned.

The Company earns commission when it buys and sells securities and various insurance products on behalf of its customers. Each time a customer enters into a buy or sell transaction, the Company charges a commission. Commissions and related clearing expenses are recorded on the trade date (the date that the Company fills the trade order by finding and contracting with a counterparty and confirms the trade with the customer), and commission revenue from the sale of premiums on life insurance policies is recognized as received from the insurer, issuer.

The Company generates services income which is recognized as consulting and other professional services are performed by the Company. Income is recognized as services are delivered. Revenue represents gross billings less discounts, net of sales tax, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets. Trade accounts receivable are carried only for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of September 30, 2020 and 2019, respectively. In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

The Company received revenue from Sofos’ operations that are primarily from investment management fees, including money management fees. Investment management fees are based upon a percentage of assets under management and totaled $1,255,457 for the fiscal year after elimination of intercompany accounts.

The Company received revenue from Forta’s operations from (the date of the merger) from the following sources from May 21, 2020 through fiscal year ending September 30,2020 including:

Investment Advisory fees	$757,290
Commission-based transactions	436,024
Insurance and Other Service Revenue	77,024
Total Revenue	$1,270,339

TMN has 3 types of services that are charged and collected on a month-to-month subscription basis (TMN basic membership, All-Stars coaching, and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

The Company received revenue from TMN’s operations from the following sources during the fiscal year ending September 30,2020 including:

TMN membership subscriptions:	$733,838
Tax Blueprints:	224,000
Commissions/Referrals:	61,889
Miscellaneous:	(1,715)
Total:	$1,018,012

The Company received revenue from MPath’s operations from insurance sales of $73,882 during the fiscal year ending September 30,2020.

The total of all revenue also includes approximately $70,000 from discontinued operations and minor non-recurring revenue.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 1.32% in the year ended September 30, 2020 and 1.50% to 2.89% in 2019, dividend yield of 0%, expected life of 10 years and volatility of 159% in 2020 and volatility of 25% to 34.05% in 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and cash equivalents of $482,854, as compared $36,053 as of September 30, 2019. The increase of $446,801 in cash and cash equivalents from September 30, 2019 was due to net cash provided financing from Paycheck Protection Program (“PPP”) through loans to Financial Gravity of $283,345, and other sources of cash as per the Financial Gravity’s Statement of Cash Flows, including approximately $700,000 in cash at Forta at the May 21, 2020 merger date.

As shown below, at September 30, 2020, Financial Gravity’s contractual cash obligations totaled approximately $970,741 all of which consisted of operating lease obligations and debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	Total

Notes payable	$354,119	$382,460	$0	$736,579
Operating leases	180,050			180,050
Line of Credit	54,112	0	0	54,112
Total contractual cash obligations	$588,281	$382,460	$0	$970,741

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of September 30, 2020 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of September 30, 2020. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, the following change was made in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	The Company has implemented a check disbursement policy that includes the following key control points: first, all disbursements are generated out of a payment system, e.g., Bill.com, after approval of non-recurring items by the controller and one member of the leadership team; second, any disbursement amount of $25,000.00 or more requires approval by the Board of Directors. As an additional control, all disbursements are reviewed with the end of the month review of financial statements by one member of the leadership team. All disbursements controlled through the payment system require approval of invoices by the department that controls the vendor relationship. The leadership team currently comprises the following members: The Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Chief Legal Officer (the head of accounting services).

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2020.

Name	Age	Position with the Company
Scott Winters	50	Chairman of the Board, Chief Executive Officer
John Pollock	53	Executive Vice President – Sales, MPath CEO and Board Member
Paul Williams	64	Vice Chairman of the Board, Chief Financial Officer and Treasurer
Jennifer Winters	48	Secretary, Chief Operating Officer and Board Member
Edward A. Lyon	56	Chief Tax Strategist, TMN CEO and Board Member
William Nelson, Jr.	50	Chief Investment Officer, Sofos CEO and Board Member
Gary Nemer	74	Chief Legal Counsel, Head of Accounting Services

Scott Winters, August 15, 2019, Financial Gravity Companies, Inc. (the “Company”) appointed Mr. Scott Winters to serve as Chief Executive Officer and Co-Chairman of the Board for the Company. Prior to joining the Company, from 2016 to present, Mr. Winters was a major stockholder of Presidential Brokerage, Inc., a broker dealer and investment advisory firm. From 2003 to 2017 Mr. Winters was CEO, Chairman of the Board and Co-Founder of Eqis Capital Management, an investment advisory and wealth management firm.

John Pollock was CEO/Founder of Business Legacy, Inc. from 2002, Pollock Advisory Group from 2007, was the former CEO and Chairman of Financial Gravity Companies, Inc. (the Company), and is currently Co-Chairman of the Board and Executive Vice President – Sales. Mr. Pollock served as CEO and Chairman of Financial Gravity since its inception until August 2019 and has been a major shareholder of the Company.

Paul O. Williams, 64, has served on the Financial Gravity Companies, Inc. (OTCQB: FGCO) Board of Directors and as Vice Chairman since 2015, and has served as our Chief Financial Officer & Secretary – Treasurer from 2016 until August 2019. He currently still serves as Vice-Chairman, Chief Financial Officer & Treasurer. He graduated from Austin College in Sherman, Texas in 1978 and the Institute for Organization Management in Washington, DC in 1982. Since 2007, Mr. Williams has served as Chief Executive Officer of Bison Financial Group, Inc., a corporate financial advisory and business development firm serving middle market growth companies.

Mr. Williams also serves as an officer and director of two other public companies. On behalf of Curtis Mathes Corporation (OTC: TLED) based in Frisco, TX since 2013, Mr. Williams currently serves as Chairman, Chief Executive Officer & Chief Financial Officer. On behalf of Lux Amber Corp. (OTC: LXAM) based in Frisco, TX since 2017, Mr. Williams currently serves as Vice Chairman, President & Chief Financial Officer.

Mr. Williams also serves as an officer and director of three other private companies. Mr. Williams currently serves as: Vice Chairman of Dynamic Chemical Solutions, Inc. in Frisco, TX since 2016; Chairman, Co-Chief Executive Officer & Chief Financial Officer of Platinum BioSciences, Inc. in Prosper, TX since 2019; and Chairman & Chief Financial Officer of Pruven Industries, Inc. in Plano, TX since 2020.

Edward A. Lyon has been the Company’s Chief Tax Strategist and a Director since October 2015. From 2005 until 2015, he was Partner-in-Charge of Content at Tax Coach Software, which he founded in 2005. Mr. Lyon received a B.A. in History from Hamilton College in 1986 and a J.D. from the University of Cincinnati College of Law in 1991. Mr. Lyon’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company.

Jennifer Winters August 27th, the Board appointed Jennifer Winters to serve as Corporate Secretary. She will also serve as Executive Vice President. Mrs. Winters served as a Co-Founder of Eqis Holdings, Inc. from 2007 to 2017. She also served on their Board of Directors from 2010 to 2017. In addition, she served as Chief Compliance Officer of Eqis Capital Management, Inc. from 2007 to 2015. She also served as their Executive Vice President from 2015 to 2017. Jennifer Winters is the spouse of Scott Winters, the Chief Executive Officer of the Company.

William Nelson, Jr. appointed to serve as Chief Executive Officer of Sofos Investment, Inc., Company’s money management subsidiary. Prior to joining the Company, from 2016 to present, Mr. Nelson was a major stockholder of Presidential Brokerage, Inc., a broker dealer and investment advisory firm. From 2003 to 2017 Mr. Winters was the Chief Investment Officer, Board Member and Co-Founder of Eqis Capital Management, an investment advisory and wealth management firm.

Gary Nemer, 74, Mr. Nemer serves as Chief Legal Counsel of Company and as a Board Member of Forta.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2020 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2020, or written representations that Form 5 was not required for fiscal year 2020, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2020 and 2019 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2020 and 2019; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2020 and 2019.

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option/SAR Awards(1)	All Other	Total
Scott Winters, CEO	2020	$264,507	$10,225		$274,732
	2019	$31,250	–	–	$31,250
John Pollock, EVP - Sales	2020	$250,000	$10,225		$260,225
	2019	$52,994	–	$152,250	$205,244
Paul Williams, CFO	2020	$96,000	$10,225	–	$106,225
	2019	$96,000	–	–	$96,000
Edward A. Lyon, CEO TMN	2020	$42,000	$10,225	$198,000	$250,225
	2019	$42,000	–	$198,000	$240,000
Jennifer Winters, COO	2020	$57,769	$132,804		$190,573
	2019	$10,000	–		$10,000
William Nelson, CEO Sofos	2020	$57,769	$132,804		$190,573
	2019	$10,000	–		$10,000

__________________________

(1) The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 1.32% in the quarter ended June 30, 2020 and 1.50% to 2.89% in 2019, dividend yield of 0%, expected life of 10 years and volatility of 159% in 2020 and volatility of 25% to 34.05% in 2019.

Each of the Named Executive Officers has an employment agreement. Edward A. Lyon, a member of the Board of Directors, is party to an employment agreement. which provides for base salary of $42,000 per year, plus management fees of $198,000 annually, paid semi-monthly. Mr. Lyon serves as the General Manager, responsible for supervising the business and affairs of Tax Master Network.

Summary Compensation

For the fiscal year ended September 30, 2020, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. There are no non-equity incentive plan agreements with any of the Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

The following stock option and stock appreciation rights granted to executive officers are outstanding:

Issue Date	Expiry Date	Issued To	Current Strike Price	Issued Awards
2020/03/05	2030/03/05	Edward Lyon	$0.17	250,000.00
2020/03/05	2030/03/05	Jennifer Winters	$0.17	250,000.00
2020/02/28	2030/02/28	Jennifer Winters	$0.30	500,000.00
2020/02/28	2030/02/28	Jennifer Winters	$0.05	500,000.00
2020/03/05	2030/03/05	John Pollock	$0.17	250,000.00
2020/03/05	2030/03/05	Paul Williams	$0.17	250,000.00
2020/03/05	2030/03/05	Scott Winters	$0.17	250,000.00
2015/09/01	2025/09/01	Scott Winters	$0.33	75,000.00
2020/03/05	2030/03/05	William Nelson	$0.17	250,000.00
2020/02/28	2030/02/28	William Nelson	$0.30	500,000.00
2020/03/05	2030/03/05	William Nelson	$0.17	250,000.00

Compensation of Directors

This section is not applicable as there was no director compensation for year ended September 30, 2020.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of September 30, 2020, of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

Beneficial Owner (1)	Amount of Beneficial Ownership (1)	Percentage of Shares
Scott Winters (3)	13,705,176	16.4%
William Nelson, Jr.	13,705,176	16.4%
John Pollock	15,060,462	18.0%
Edward A. Lyon	2,593,500	3.1%
Paul Williams	1,896,414	2.3%
Gary Nemer (2)	13,705,175	16.4%
Directors and executive officers as group (six persons)	60,665,903	72.6%

___________________________

(1)	Each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.
(2)	Non-director or executive officer with more than 5% ownership.
(3)	Scott Winters has 75,000 fully vested stock options.

Changes in Control

On May 21, 2020, the Company merged with Forta. The Forta shareholders will own more than 50% of the Company. John Pollock is currently the largest shareholder.

Securities authorized for issuance under equity compensation plans.

The following table provides information as of the end of the most recently completed fiscal year, with respect to Company compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	A (1)		B	C

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A)
Equity compensation plans not approved by security holders (2015 Stock Option Plan)	–	(2)	$–	–	(2)
Equity compensation plans approved by security holders (2016 Stock Option Plan)	20,000,000	(1)	0.20	13,027,304	(3)
Total	20,000,000		$0.20	13,027,304

_____________________

(1)	Shares subject to stock options under 2016 Stock Option Plan.
(2)	The 2015 Stock Option Plan was replaced by the 2016 Stock Option Plan.
(3)	Shares available for grant of stock options to employees, directors and consultants under the 2016 Stock Option Plan.

The 2015 Stock Option Plan was adopted without approval of Company security holders, the 2016 Stock Option, as amended and restated, was adopted with approval of Company security holders.

The Company has granted stock options to certain employees and contractors under its 2015 Stock Option Plan, assumed from Financial Gravity Holdings and under its 2016 Stock Option Plan. The Company is authorized to issue an aggregate of 20,000,000 options, of which 13,027,304 remain available for issuance at September 30, 2020 under the 2016 Stock Option Plan. Currently outstanding options under the 2015 and 2016 Stock Option Plans vest over a period of no greater than five years and expire ten years from the grant date.

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

The following Directors of Financial Gravity received shares in the merger transaction: Scott Winters 13,705,176 and William Nelson, Jr. 13,705,176 shares.

TaxTuneup, LLC, which is an entity owned by Mr. Edward A. Lyon, a current director of the Company, received shares of Financial Gravity Holdings issued in the transaction by which Financial Gravity acquired TMN, then having an approximate value of $864,500. As a consequence of such issuance, Mr. Lyon is the beneficial owner of 3.1% of the Company’s common stock as of September 30, 2020.

During fiscal year 2020 and 2019, TaxTuneup, LLC, an entity owned by Mr. Edward A. Lyon, received the sums of $198,000 and $198,000, respectively, from the Company, in compensation for strategic tax planning recommendations and research, business consulting and writing of books and tax planning and TMN related content.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC System. For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. The Company’s Board of Directors does not have any independent members for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board as defined under NASDAQ’s Marketplace Rules.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes amounts expensed for services provided us by Whitley Penn LLP for assurance and tax services, and Weaver Tidwell, LLP assurance services for the fiscal years ended September 30, 2020 and 2019, respectively.

Assurance Services. Fees expensed for services by Whitley Penn LLP were $83,035 for fiscal year 2020 and $76,177 for fiscal year 2019. Assurance fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings. Fees expensed for service by Weaver Tidwell, LLP related to the 2020 Forta FINRA audit and the audit, third quarter 10-Q and the 8-K filings of the Company and its subsidiaries were $102,000.

Tax Fees. Fees expensed for tax services by Whitley Penn LLP were $28,500 in fiscal year 2020 and $13,500 for fiscal year 2019.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and financial statement schedules

(1)	and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

14.1	Code of Ethics
23.1	Consent of Whitley Penn LLP
31.1	Sarbanes-Oxley Section 302(a) Certification of John Pollock
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul Williams
32.1	Sarbanes-Oxley Section 906 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2021	By:	/s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2021	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 11, 2021	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2021	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	CEO, Chairman of the Board	January 11, 2021
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	January 11, 2021
Paul Williams	(principal financial officer)

/s/ Edward A. Lyon	Director	January 11, 2021
Edward A. Lyon

/s/ John Pollock	Director	January 11, 2021
John Pollock

/s/ Jennifer Winters	Director	January 11, 2021
Jennifer Winters

/s/ William Nelson	Director	January 11, 2021
William Nelson, Jr.

FINANCIAL GRAVITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

SEPTEMBER 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Financial Gravity Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Financial Gravity Companies, Inc. (the “Company”), as of September 30, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss and a net use of operating cash in the current year and currently has a retained deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2020.

Fort Worth, Texas

January 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Financial Gravity Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Financial Gravity Companies, Inc. (the “Company”), as of September 30, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor from 2016 through 2019.

Dallas, Texas

January 13, 2020

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30,

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$482,854	$36,053
Trade accounts receivable, net	114,970	147,377
Current right to use lease	259,645
Prepaid expenses and other current assets	238,324	12,010
Total current assets	1,095,793	195,440
OTHER ASSETS
Property and equipment, net	81,712	139,991
Proprietary content, net	143,643	262,550
Non-compete agreements, net	–	5,260
Intellectual Property	53,170	53,170
Goodwill	8,475,305	1,094,702
TOTAL ASSETS	$9,849,624	$1,751,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$107,674	$174,749
Accrued expenses	1,067,392	146,872
Related Party Payables	69,838
Contract Liabilities	76,470	94,733
Line of credit	54,112	63,919
Capital Lease Payable	259,645
Notes payable	23,596	13,393
Total current liabilities	1,658,728	493,666
NOTES PAYABLE	712,982	23,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,618,412 shares issued and outstanding as of September 30, 2020 and 41,436,033 shares issued and outstanding as of September 30, 2019	83,618	41,436
Additional paid-in capital	14,385,086	7,391,592
Accumulated deficit	(6,990,790)	(6,199,115)
Total stockholders’ equity	7,477,914	1,233,913
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,849,624	$1,751,113

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30,

	2020	2019
REVENUE
Investment management fees	$1,969,845	$1,884,117
Service income	1,281,611	2,190,931
Commissions	436,024
Total revenue	3,687,480	4,075,048

OPERATING EXPENSES
Cost of services	73,071	54,927
Professional services	375,363	141,835
Depreciation and amortization	166,586	189,070
General and administrative	672,784	533,805
Marketing	125,161	131,529
Salaries and wages	3,186,305	3,501,744
Total operating expenses	4,599,270	4,552,910

Net operating loss	(911,790)	(477,862)
Other Income	129,800
Interest Expense	9,685	(145,623)
NET OTHER INCOME/EXPENSE	120,116	(145,623)

NET LOSS	$(791,675)	$(623,485)
LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.02)

•	Rounded up

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2020 and 2019

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2018	35,837,900	$35,838	$5,986,052	$(5,575,630)	$446,260
Stock based employee compensation expense	–	–	364,814	–	364,814
Stock options in lieu of marketing expenses	–	–	38,660	–	38,660
Common stock issued upon conversion of debt	5,598,133	5,598	1,002,066	–	1,007,664
Net loss	–	–	–	(623,485)	(623,485)
Balance at September 30, 2019	41,436,033	41,436	7,391,592	(6,199,115)	1,233,913
Stock based employee compensation expense	–	–	59,196	–	59,196
Stock options exercised	116,375	115	67	–	182
Private Placement stock issue	75,757	76	24,924	–	25,000
Stock issued in exchange for services	382,932	383	49,617	–	50,000
Forta acquisition	41,607,315	41,608	6,859,690	–	6,901,298
Net loss	–	–	–	(791,675)	(791,675)
Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(791,675)	$(623,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on disposal of equipment	20,200
Depreciation and amortization	166,586	189,070
Common stock issued in exchange for services	50,000	38,660
Stock based compensation	80,275	364,814
Changes in operating assets and liabilities
Trade accounts receivable, net	53,289	(131,470)
Accounts receivable - related party		1,791
Prepaid expenses	42,807	13,647
Accounts payable - trade	(85,291)	127,997
Related party payables	(20,000)
Accrued expenses	(47,419)	75,283
Deferred revenue	(18,263)	33,333
Net cash provided by (used in) operating activities	(549,491)	89,640

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(4,340)	(39,353)
Net cash Forta	710,154	(4,229)
Net cash provided by investing activities	705,814	(43,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit		14,521
Payments on line of credit	(9,807)	(10,248)
Borrowings from note payable	283,345	202,205
Payments on note payable	(8,242)	(248,703)
Proceeds from the sale of common stock	25,182	–
Net cash (used in) provided by financing activities	290,478	(42,225)

TOTAL CHANGE IN CASH AND CASH EQUIVALENTS	446,801	3,833

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	36,053	32,220

CASH AND CASH EQUIVALENTS AT END OF YEAR	$482,854	$36,053

Supplemental disclosures of cash flow information:
Interest Paid	$7,285	$101,061
Accrued interest converted to equity	$–	$58,683

Noncash investing and financing activities
Common stock issued for acquisition	$6,901,298	$–
Common stock to be issued for acquisition	$699,117	$–
Note payable issued related to acquisition	$52,000	$–
Note payable assumed in acquisition	$377,700	$–
Notes payable converted to equity	$–	$948,981

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) located in Allen, Texas. The wholly-owned subsidiaries of the organization include: Sofos, Inc. (formerly Financial Gravity Wealth, Inc.), MPath Advisor Resources, LLC. (formerly Financial Gravity Business, LLC), TMN, LLC, Forta Financial Group, Inc. and SASH Corporation (inactive and awaiting dissolution).

MPath Advisor Resources, LLC. (formerly Financial Gravity Business, LLC.) (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Sofos, Inc. (formerly Financial Gravity Wealth, Inc.) (“Sofos”) Sofos is a registered investment advisor, located in Allen, Texas. Sofos provides asset management services.

TMN was acquired effective October 1, 2015 and is an Ohio limited liability company. The purchase was made by FGH. TMN, located in Cincinnati, Ohio, provides three primary services including monthly subscriptions to the “Tax Coach” software system, coaching and email marketing services.

Forta Financial Group, Inc. was acquired effective May 21, 2020 and is a securities broker dealer, a registered investment advisor and a licensed insurance agency. The Company is a registered broker-dealer with the Securities and Exchange Commission (''SEC") and with the Financial Industry Regulatory Authority ("FINRA"). The Company is also a member of the Securities Investor Protection Corporation ("SIPC"). The Company's securities activities is limited to introducing and forwarding securities on a fully disclosed basis to a carrying broker-dealer. The Company as a matter of policy does not hold funds or securities for customers or owe money or securities to customers. Pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, the Company is required to maintain minimum net capital of $100,000 and ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. On September 30, 2020, the Company's net capital was $427,728 and the aggregate indebtedness to net capital was 86.77%. The Company is exempt from certain provisions of Rule 15c3-3 of the Securities Exchange Act of 1934. Such exemption is in accordance with paragraph (k) (2) (ii) of the Rule.

SEGMENT REPORTING

We manage our business in four reportable segments. Each of our subsidiaries is treated as a segment. We evaluate the performance of our operating segments based on a segment’s share of consolidated operating income Therefore, for instance, the tax unit was sold for $150,000 in October of 2019 (for $150,000) because the Company did not see growth potential in the unit’s accounting and direct tax advice operations. Certain growth operations of the tax unit, including the tax operating system, have been taken over by TMN.

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended September 30, 2019

	FGC	FGT	Sofos	TMN	Uncl.	TOTAL
Ordinary Income/Expense
Income
Service Income	$4,928	$716,859	$486,976	$982,168	$(0)	$2,190,931
Investment Management Fees	0	2,692	1,881,425	0	0	1,884,117
Total Income	4,928	719,551	2,368,401	982,168	(0)	4,075,048
Gross Profit	4,928	719,551	2,368,401	982,168	(0)	4,075,048
Expense
Compensation Expense	12,715	1,023,390	1,418,505	1,047,134	0	3,501,743
Cost of services	3,172	25,765	2	28,760	0	54,927
Depreciation & Amortization	0	10,953	4,165	173,952	0	189,070
General and Administrative	75	165,071	132,204	236,277	178	533,805
Marketing	1	25,199	16,496	89,791	42	131,530
Professional Services	(45,000)	43,526	73,793	69,516	(0)	141,835
Total Expense	(29,036)	1,293,904	1,645,166	1,645,429	220	4,555,683
Net Ordinary Income	33,964	(574,354)	723,235	(663,261)	(220)	(477,862)
Total Other Expense	(2,850)	20,582	96,992	28,126	0	145,623
Net Other Income	2,850	(20,582)	(96,992)	(28,126)	0	(145,623)
Net Income	$36,815	$(594,936)	$626,244	$(691,387)	$(220)	$(623,484)

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended September 30, 2020

	Eliminations	FGC	FGT (A)	Forta (B)	MPath	Sofos	TMN	TOTAL
Ordinary Income/Expense
Income
Broker Dealer	$0	$0	$0	$436,024	$0	$0	$0	$436,024
Service Income	0	70	69,721	77,024	73,882	42,902	1,018,012	1,281,611
Investment Management Fees	(140,420)	0	0	757,290	0	1,352,975	0	1,969,845
Income from Inv in Subsidiaries	(73,660)	73,660	0	0	0	0	0	0
Total Income	(214,080)	73,730	69,721	1,270,339	73,882	1,395,877	1,018,012	3,687,480
Gross Profit	(214,080)	73,730	69,721	1,270,339	73,882	1,395,877	1,018,012	3,687,480
Expense
Compensation Expense	(140,420)	1,530,836	(78)	808,670	1,972	641,566	343,759	3,186,305
Cost of services	0	(2,773)	4,410	33,784	0	0	37,651	73,071
Depreciation & Amortization	0	152,173	0	64	0	0	14,350	166,586
General and Administrative	0	267,623	1,620	275,497	8,221	30,227	89,596	672,784
Marketing	0	85,111	2,411	20,568	3,300	658	13,112	125,161
Professional Services	0	276,761	0	93,095	456	2,055	2,997	375,363
Total Expense	(140,420)	2,309,731	8,363	1,231,678	13,949	674,505	501,465	4,599,270
Net Ordinary Income	(73,660)	(2,236,000)	61,358	38,661	59,933	721,372	516,547	(911,790)
Other Income/Expense
Other Income ©	0	129,800	0	0	0	0	0	129,800
Other Expense	0	44,738	0	(34,999)	0	0	(55)	9,685
Net Other Income	0	85,062	0	34,999	0	0	55	120,116
Net Income	$(73,660)	$(2,150,939)	$61,358	$73,660	$59,933	$721,372	$516,602	$(791,675)
(A)	Discontinued Operation
(B)	Starting from May 21, 2020
(C)	Includes sale of tax unit

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

The Company acquired Forta in May of 2020 in exchange for stock. A liability of $699,117 has been recorded for 4,178,564 shares of common stock related to the acquisition remaining to be issued as of September 30, 2020. Forta is a broker dealer, and its acquisition presented the Company with an opportunity to compete in the broker dealer market, and to try to grow in this area of financial services. Forta also has key employees who assumed vital executive leadership roles within the Company, including key executives who will focus on improving operations and growth opportunity. Forta also contributed key operating assets, including in excess of $700,000 in cash, and annual revenues in excess of $3,000,000.

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

Purchase Price Allocation

The purchase price of $7,652,415 was based upon the share price of Company’s stock as of May 21, 2020 and $52,000 note payable. We have used preliminary fair value estimates for the assets acquired and liabilities assumed for the acquisition. We believe significant synergies may arise from this acquisition, as a result of which the purchase price was in excess of the fair value of the net assets acquired and, as a result, we have preliminarily recorded goodwill of $7,380,603, which is based upon book value, to account for adjustments made. We have not yet finalized estimates that relate to certain tangible and intangible assets, including customer relationships, trade names, contracts. Our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date).

Assets Acquired and Liabilities Assumed

Forta Financial Group, Inc.

Assets Acquired and Liabilities Assumed

As of May 21, 2020

PURCHASE PRICE	$7,652,415
ASSETS
Current Assets
Cash	710,154
Accounts Receivable	20,882
Other Current Assets	135,056
Total Current Assets	866,093
Other Assets	582,330
TOTAL ASSETS	1,448,423
LIABILITIES
Liabilities
Current Liabilities
Total Accounts Payable	18,215
Total Other Current Liabilities	710,131
Total Current Liabilities	728,346
Long-Term Liabilities
Total Long-Term Liabilities	448,265
Total Liabilities	$1,176,611
Goodwill	$7,380,603

The accompanying unaudited pro forma condensed combined financial statement of Financial Gravity Companies, Inc. (“Financial Gravity”, “FGCO” or the “Company”) is presented to illustrate the estimated effects of the acquisition of 100% of the stock of Forta Financial Group, Inc. (“Forta” or “FFGI”), which closed on May 21, 2020 (the “acquisition” or the “transaction”) on the historical financial position and results of operations of the Company. The unaudited pro forma condensed combined statement of operations is based upon and derived from and should be read in conjunction with Company’s and Forta’s historical audited financial statements for the year ended September 30, 2020

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

Forta’s results of operations have been included in the following financial statement for the twelve months ending September 30, 2020 prospectively from the assumed date of acquisition of October 1, 2019. Pro forma results have been prepared by adjusting historical results to include Forta’s results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of October 1, 2019, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results:

FINANCIAL GRAVITY COMPANIES, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR YEAR ENDED SEPTEMBER 30, 2020

	Financial Gravity (A)	Forta (B) (A)	Combined
REVENUE
Investment management fees	$1,969,845	$987,942	$2,957,787
Service income	1,281,611		1,281,611
Commissions	436,024	1,419,031	1,855,055
Total revenue	3,687,480	2,406,972	6,094,452

OPERATING EXPENSES
Cost of services	73,071	137,310	210,381
Professional services	375,363	100,000	475,363
Depreciation and amortization	166,586		166,586
General and administrative	672,784	474,443	1,147,227
Marketing	125,161	50,000	175,161
Salaries and wages	3,186,305	1,514,254	4,700,559
Total operating expenses	4,599,270	2,276,008	6,875,278
Net operating loss	(911,790)	130,964	(780,826)
Interest Expense	9,685		9,685
NET LOSS	$(921,475)	$130,964	$(790,511)
LOSS PER SHARE - Basic and Diluted	$–	$–	$(0.01)

____________________

Rounded up

A Derived from unaudited statement of operations of Company for the twelve months ended September 30, 2020.

B Based upon anticipated operations for the period prior to the May 21, 2020 taking into account synergies that would have been provided by Company, Sofos and MPath.

BUSINESS DISPOSITION

The tax unit provided Company’s proprietary the tax operating system, but that could be run more effectively by TMN, so the decision was made to transfer that activity to the TMN. The tax unit was left with minor tax and accounting operations, and those activities did not present a significant upside to the Company. As a result, the Company disposed of its tax unit.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of Financial Gravity Companies, Sofos, MPath, TMN and Forta (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Trade Accounts Receivable

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 and $0 as of September 30, 2020 and 2019, respectively.

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

Customer Relationships

The customer relationships acquired from the TMN purchase have been recognized in the accompanying consolidated balance sheets at $44,900, the value attributed to it on the date of the purchase. The customer relationships are being amortized on a straight-line basis over a four- year estimated life. During the years ended September 30, 2020 and 2019, the Company recorded amortization expense of $0 and $11,225 respectively on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2020 and 2019 was $44,900. This has been fully amortized as of September 30, 2019.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During the years ended September 30, 2020 and 2019, the Company recorded amortization expense of $114,955 and $65,638, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2020 and 2019 was $377,505 and $262,550, respectively.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2021	$66,708
2022	66,708
2023	10,227
$143,643

Trade Name

The trade name acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $69,300, the value attributed to it on the date of the purchase. Management has determined that the trade name had no future value and considers the value of the trade name recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2019. Accordingly, this asset was fully written off.

Non-compete Agreements

Non-compete agreements established as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, and amortization of the non-compete agreements was $5,260 for each of the years ending September 30, 2020 and 2019. The non-compete agreements were fully amortized as of September 30, 2020.

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property are stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2020 and 2019.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded for TMN in the accompanying consolidated balance sheets to be impaired as of September 30, 2020, and 2019.

Goodwill consists of the following:

	2020	2019
Net TMN Goodwill	$1,094,702	$1,094,702
Forta Goodwill	7,380,603	0
Total Goodwill	$8,475,305	$1,094,702

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties as of September 30, 2020 and 2019.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 57,138,793 and 37,825,239 for years ended September 30, 2020 and 2019, respectively.

For the years ended September 30, 2020 and 2019, approximately 6,972,696 and 2,788,476 common stock options, respectively, and 0 and 25,000 warrants, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

Revenue Recognition

The Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates (“ASU”) ASU 2014-09, Revenue from Contracts with Customers October 1, 2019 on a modified basis. As the initial adoption of the standard did not have a material impact on the Company's financial condition or results of operations, no cumulative effect was recognized at the date of initial application. The Company also had no significant changes to systems, processes, or controls.

The Company derives its revenues primarily from the following activities: Investment Management Fees, Securities Brokerage Commissions, Tax Master Network subscriptions, Tax Operating System subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, and Insurance Sales.

Investment management fees are recognized as services are provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage clients’ investments. Fees are generally paid quarterly, in advance, for each quarter or monthly in arrears. Revenues are earned over the period in which the service is provided, which is typically monthly.

The Company generates services income which is recognized when consulting and other professional services are performed by the Company (primarily from TMN and MPath). Income is recognized as services are delivered.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Trade accounts receivable are carried only for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of September 30, 2020 and 2019, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Sofos generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned, at the end of each period.

Forta generates commission revenue from the sale of annuities and premiums on life insurance policies held by third parties. The revenue is recognized when commissions are received from insurers and issuers of the products.

MPath generates revenue from insurance marketing services for insurance agents, including sourcing of insurance policies through selling agreements.

Tax Master Network has five levels of network subscription services that are charged and collected on a month-to-month. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. A contract liability is recognized when the customer payment is received. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement.

The Company received revenue from Sofos’ operations that are primarily from investment management fees, including money management fees. investment management fees are based upon a percentage of assets under management and totaled $1,352,975 (or, $1,255,457 after inter-company eliminations of $140,420)) for the fiscal year.

The Company received revenue from Forta’s operations from (the date of the merger) from the following sources from May 21, 2020 through fiscal year ending September 30,2020 including:

Investment Advisory fees	$757,290
Commission-based transactions	436,024
Insurance and Other Service Revenue	77,024
Total Revenue	$1,270,339

The Company received revenue from TMN’s operations from the following sources during the fiscal year ending September 30,2020 including:

TMN membership subscriptions	$733,838
Tax Blueprints	224,000
Commissions/Referrals	60,174
Total	$1,018,012

The Company received revenue from MPath’s operations from insurance sales of $73,882 during the fiscal year ending September 30,2020. In addition, there was revenue from discontinued operations and minor non-recurring revenue (~$70,000)

Advertising

Marketing costs are charged to operations when incurred. Marketing expenses were $125,161 and $131,529 for the years ended September 30, 2020 and 2019, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 1.3171% in the year ended September 30, 2020 and 2019 of 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 10 years and volatility of 159% and 35% to 40% in 2020 and 2019 respectively. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at year end. Forfeitures are recorded as they occur.”

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

For the year ended September 30, 2020, the Company reported $3,687,480 in revenue, a net loss of $791,675, use of cash in operations of $549,491, and an accumulated deficit of $6,990,790. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

On May 8, 2020, the Company received a PPP loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700. PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital of $661,045.

Company’s plans for expansion include attracting additional clients through marketing efforts with its current and future brokerage, investment management and insurance agent representatives, as well as increasing the TMN membership and the investment advisory activity of the members to increase assets under management and Company’s revenue. Future growth plans will include efforts to increase advisory headcount through recruiting of individuals advisors and groups of advisors. There is no guaranty that the Company will achieve these objectives.

Litigation

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

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

	Estimated Service Lives	2020	2019

Furniture, fixtures and equipment	2 to 5 years	$407,580	$93,073
Internally developed software	5 years	152,000	152,000
		559,580	245,073
Less accumulated depreciation and amortization		477,868	105,082
		$81,712	4139,991

Depreciation expense was $42,419 and $37,647 during the years ended September 30, 2020 and 2019, respectively.

3. INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Trademarks at September 30, 2019	$53,170
Trademarks at September 30, 2020	$53,170

4. LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of the majority stockholder. Line of credit balance was $54,112 and $63,919 for the years ended September 30, 2020 and 2019, respectively.

5. NOTES PAYABLE

On April 19, 2019, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority, however the abatement was denied. The outstanding balance on September 30, 2020 and 2019, was $23,534 and $29,401 respectively.

On August 31, 2020, the Company entered into an agreement with John DuPriest (DuPriest), a former officer of Forta, in settlement pursuant to employment termination. The parties entered into an unsecured promissory note to DuPriest in the amount of $52,000.00, bearing interest of 5%, payable over 26 months beginning with January 15, 2021 through February 15, 2023.

On May 8, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700. PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral.

The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital of $661,045. Forta submitted its forgiveness application to the SBA in December of 2020, and Company is awaiting the SBA’s follow-up on its application for forgiveness.

The Company’s maturities of debt subsequent to September 30, 2020 are as follows:

2021	$354,119
2022	372,019
2023	10,441
$736,579

6. ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2020	2019
SAR Liability	$31,793	$–
Accrued payroll	105,458	19,502
Commissions payable	16,783	–
State Tax liability	3,165	–
Federal Tax liability	3,355	–
Credit Cards	12,798	–
Other Accounts payable	699,117	–
Accrued operating expenses	194,923	113,013
Deferred rent	–	14,357
Deferred revenue	–	–
	$1,067,392	$146,872

7. INCOME TAXES

The Company elected C Corporation tax status from inception. Net operating losses (“NOL”) since that date total $6,259,594 as of September 30, 2020 and may be carried forward to offset future taxable income; accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended September 30:

	2020		2019
Tax benefit calculated at statutory rate	21.00%		21.00%
Expense not deductible	(2.40%	)	(1.83%	)
State tax, net of federal benefit	–		–
Effect of rate change	–		–
Changes to valuation allowance	(18.60%	)	(19.17%	)
Provision for income taxes	–%		–%

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at September 30:

	2020	2019
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,314,515	$1,181,160
Property and equipment	4,329	6,921
	1,318,844	1,188,081
Net non-current deferred tax liabilities:
Intangible assets	7,221	10,319

Net	1,311,623	1,177,762
Less valuation allowance	(1,311,623)	(1,177,762)
Net deferred taxes	$0	$0

8. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

The Company leases their office space through an operating lease in Denver Colorado, which would have expired at May 31, 2021, but has been restructures (see Subsequent Events) and non-material offices leases in Cincinnati, Ohio and Loveland, Colorado. Company’s lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term. Lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses.

The Company terminated its lease in Allen Texas with the consent of the landlord. The termination agreement including a contingent stock issuance, but the landlord did not claim that the contingency conditions were met, and no stock had to be issued.

The Company also leases certain equipment under operating leases.

Total rent expense for the year ended September 30, 2020 was $117,344 for Forta’s the Denver Lease (Greenwood Village – the lease ends in May 2021) from June through September 30, 2020, and Forta had small spaces in Loveland and Colorado Springs during 2020. In 2019, rent expense for Financial Gravity was $135,041. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rental expense and rental payments is recorded as deferred rent within accrued expenses in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (however, the Leases have been restructured – see Subsequent Events):

Denver Lease
2021	$146,680
Total:	$146,680

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

For each of the Company and Financial Gravity Holdings, its subsidiary, there were no preferred shares issued or outstanding as of September 30, 2020 and 2019.

Warrants

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

Additional Common Stock Issuances

During the years ended September 30, 2020 382,932 shares were issued for services rendered, 75,757 in a private placement, 116,375 shares in stock option exercises, for $75,182 and 5,598,133 shares were issued in 2019 in exchange for debt, for $1,007,664. 41,607,315 have been issued in the Forta merger to Forta Shareholders.

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

Effective November 22, 2016, the Company established the 2016 Stock Option Plan (the “2016 Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued and exercised under the Plan is 20,000,000 and the maximum term of an award is 10 years. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. The first date any options were granted under the 2016 Plan was December 19, 2016.

Stock option activity is summarized as follows:

	Shares under Option	Value of Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2018	3,361,538	417,245	$0.58	89 months
Granted	2,269,650	472,048	$0.21	101 months
Exercised			–	–
Canceled or expired	3,112,712	338,838	$0.24	–
Outstanding - September 30, 2019	2,788,476	550,455	$0.29	87 months
Granted	5,600,000	1,361,200	$0.23	114 months
Exercised	116,375	13,850	$0.09	93 months
Canceled or expired	1,299,405	1,845,870	$0.27
Outstanding - September 30, 2020	6,972,696	51,935	$0.17	106 months

Exercisable - September 30, 2020	1,357,634		$0.31	75 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. The stock options granted under the 2016 Plan have 2 to 5 -year vesting periods. Total compensation expense included in salaries and wages of previously unamortized stock compensation was $80,275 and $364,814 for the years ended September 30, 2020 and 2019, respectively. Unamortized share-based compensation expense as of September 30, 2020 amounted to $187,000 which is expected to recognize over the next 4.81 years.

Stock appreciation rights representing 2.9 million shares included in the table above are recorded as liability with an accrual of $31,793 included in accrued expenses at September 30, 2020.

11. RELATED PARTY TRANSACTIONS

Included in compensation expenses for TMN were consulting fees paid to a related party as a condition to the TMN acquisition. The agreement is with Tax Tuneup, LLC which is owned by Ed Lyon, the CEO of TMN. Through this arrangement, Tax Tuneup, LLC provides consulting services to TMN, including updating of the tax strategies to comply with tax law and rules. The payments each month are $17,000. The total paid under this agreement in fiscal 2020 and 2019 respectively, were $204,000 and $258,000.

On April 12, 2019 the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and to be repaid in six equal installments of $2,520, beginning July 1, 2019. The last two payments have been deferred, with the balance still accruing interest. The balance of the loan at September 30, 2020 and 2019 was $5,152 and $7,526, respectively.

12. SUBSEQUENT EVENTS

In December 2020, with an effective date of August 30, 2020, the Company entered into an agreement with its landlord in Denver to reduce the size of its leased space. This will result in a reduction of Lease expenses of approximately $100,000 per year through the end of the tenancy. The current lease runs through 2024. On December 23, 2020, the rent for the lease in Loveland was reduced to $2500 per month, resulting is a reduction of costs of approximately $4000 per month.

In December 2020 Company entered into a non-binding term sheet for the acquisition of two related companies with investment advisory practices. The term sheet contemplates that Company will be issuing shares 8,000,000 shares of its common stock in exchange for 100% ownership of the two companies. The owners of the two companies and some staff will become employees of one of Forta. The term sheet provides for a close of the transaction in January 2021.

