Form 10-K/A
period 2020-09-30
Financial Gravity Companies, Inc.
filed 2021-02-08
CIK 1377167

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

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

EXPLANATORY NOTE

Financial Gravity Companies, Inc. (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (this “Amendment”), originally filed with the Securities and Exchange Commission on January 12, 2021 (the “Original Filing) to include signatures on the Reports of Independent Accounting Firms that appear on pages F-2 and F-3.

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

Date: February 8, 2021	By:	/s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2021	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 8, 2021	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2021	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	CEO, Chairman of the Board	February 8, 2021
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	February 8, 2021
Paul Williams	(principal financial officer)

/s/ Edward A. Lyon	Director	February 8, 2021
Edward A. Lyon

/s/ John Pollock	Director	February 8, 2021
John Pollock

/s/ Jennifer Winters	Director	February 8, 2021
Jennifer Winters

/s/ William Nelson	Director	February 8, 2021
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

/s/ Weaver and Tidwell, L.L.P.

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

