Form 10-Q
period 2020-12-31
Financial Gravity Companies, Inc.
filed 2021-02-17
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2020

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Financial Gravity Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	001-34770	20-4057712
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

12600 Hill Country Blvd., Suite R-275, Bee Cave, Texas 78738

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

The number of shares outstanding of the registrant’s Common Stock as of February 17, 2021 was 83,618,412.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$431,092	$482,854
Trade accounts receivable, net	135,400	114,970
Right to use lease asset	68,466	259,645
Prepaid expenses and other current assets	238,982	238,324
Total current assets	873,940	1,095,793

OTHER ASSETS
Property and equipment, net	59,855	81,712
Proprietary content, net	131,051	143,643
Right to use lease asset	177,537	–
Intellectual property	53,170	53,170
Goodwill	8,475,305	8,475,305

TOTAL ASSETS	$9,770,858	$9,849,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$7,058	$107,674
Accrued expenses	1,178,227	1,067,392
Contract liabilities	64,070	76,470
Deferred rent	117,343	–
Line of credit	49,145	54,112
Lease liability – current	16,541	259,645
Related Party Payables	65,937	69,838
Notes payable	29,625	23,596
Total current liabilities	1,527,946	1,658,727

Notes payable - net of current	705,431	712,982
Lease liability - non-current	229,462	–
Total non-current liabilities	934,893	712,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,618,412 shares issued and outstanding as of December 31, 2020 and 83,618,412 shares issued and outstanding as of September 30, 2020	83,618	83,618
Additional paid-in capital	14,409,550	14,385,086
Accumulated deficit	(7,185,150)	(6,990,790)
Total stockholders’ equity	7,308,018	7,477,914

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,770,858	$9,849,624

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2020 and 2019

(Unaudited)

	December 31, 2020	December 31, 2019

REVENUE
Broker Dealer Income	$268,098	$–
Investment management fees	839,029	408,096
Service income	600,550	283,107
Total revenue	1,707,677	691,203

OPERATING EXPENSES
Cost of services	35,547	12,012
Professional services	132,730	115,333
Depreciation and amortization	35,330	26,022
General and administrative	336,766	98,831
Marketing	20,546	21,113
Salaries and wages	1,334,782	578,812
Total operating expenses	1,895,701	852,123

Net operating loss	(188,024)	(160,920)

OTHER EXPENSE
Interest expense	(1,113)	(1,669)
Other Income (Expense)	–	150,547
Total other expense	(1,113)	148,878

Net Loss before Income taxes	(189,137)	(12,042)

Income Taxes	(5,223)	–

NET LOSS	$(194,360)	$(12,042)

LOSS PER SHARE - Basic and Diluted	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three-month periods ended December 31, 2020 and 2019

(Unaudited)

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2019	41,436,033	$41,436	$7,391,592	$(6,199,115)	$1,233,913
Stock based employee compensation expense	–	–	3,810	–	3,810
Stock options exercised	12,799	13	(13)	–	–
Private Placement stock issue	75,757	76	24,924	–	25,000
Net loss	–	–	–	(12,042)	(12,042)
Balance at December 31, 2019	41,524,589	$41,525	$7,420,313	$(6,211,157)	$1,250,681

Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914
Stock based employee compensation expense	–	–	24,464	–	24,464
Net loss	–	–	–	(194,360)	(194,360)
Balance at December 31, 2020	83,618,412	$83,618	$14,409,550	$(7,185,150)	$7,308,018

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,

(Unaudited)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,360)	$(12,042)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35,330	26,022
Stock based compensation	60,170	7,085
Right of use of lease asset	–	23,136
Changes in operating assets and liabilities:
Receivables	(20,430)	12,877
Accounts receivable - related party	–	–
Prepaid expenses	(658)	(27,254)
Accounts payable – trade	(100,616)	45,605
Accrued expenses and other liabilities	75,129	(30,013)
Related Party Payable	(3,901)	–
Deferred revenue	104,944	(28,048)
Lease liability	–	(23,136)
Net cash used in operating activities	(44,392)	(5,768)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(881)	(3,770)
Net cash used in investing activities	(881)	(3,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	–	1,502
Proceeds from notes payable	–	–
Payments on notes payable	(1,522)	(4,386)
Payments on line of credit	(4,967)	(3,402)
Proceeds from the sale of common stock	–	25,000
Net cash provided by financing activities	(6,489)	18,714

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	(51,762)	9,176

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	482,854	36,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$431,092	$45,229

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,113	$1,689
Taxes	$5,223	$–

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Financial Gravity Companies, Inc., and subsidiaries (the “Company”) is headquartered in Austin Texas, with locations in Allen, Texas, Denver, Colorado and Cincinnati, Ohio. The currently operating wholly owned subsidiaries of the Company include:

Sofos Investments, Inc. (“Sofos”). Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including money management, financial planning, and wealth management. Sofos commenced its money management services in late 2019, and by December 2020 had in excess of $100,000,000 in assets under management.

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

Tax Master Network, LLC gives CPAs, Enrolled Agents, and other tax professionals a system for marketing, selling, and fulfilling tax-planning engagements. The system rests on two proprietary SAAS-based applications, the Tax Ninja software, which uses non-technical language in written reports introducing clients to tax-saving concepts and strategies; and the Tax Operating System®, which automates implementation of tax strategies. The system also includes: 1) marketing and practice-management tools and resources; 2) access to the Technical Training Center and the Sales Training Center to support members; 3) the monthly Fueled program which promotes personal development education; 4) the weekly Tax Beat client newsletter (a client newsletter); and 6) the Certified Tax Master® designation (which identifies members as offering special training not usually available to clients). TMN membership also includes the Financial Advisor Technical Education (FATE) program, which serves two goals: 1) it helps tax planners do a better job helping clients manage tax exposure in their investment portfolios; and 2) it gives members a proprietary "done for you" path into the investment advisory business.

MPath Advisor Resources, LLC (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. This is a new venture that will be focused upon insurance marketing and will capture business synergies in the sale of insurance products by financial advisors with TMN and with Forta.

Forta Financial Group, Inc. (“Forta”) is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado and has independent advisors and representative in other states. Forta will be focused on attracting independent advisors and supporting TMN members as they grow their financial advisory businesses. Forta is implementing plans to recruit independent advisors which will increase revenue. Forta does not hold funds or securities for customers or owe money or securities to customers. Pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, the Forta is required to maintain minimum net capital of $100,000 and ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. On December 31, 2020, the Forta’s net capital was $294,485 and the aggregate indebtedness to net capital was 78.72%. The Company is exempt from certain provisions of Rule 15c3-3 of the Securities Exchange Act of 1934. Such exemption is in accordance with paragraph (k) (2) (ii) of the Rule.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Beginning as of May 21, 2020 Forta’s assets and liabilities are included in Company’s assets and liabilities and Forta’s results of operations have been consolidated with Company’s results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at financial institutions located throughout the United States, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Cash does not include restricted cash, including the net capital deposit of approximately $100,000 at First Clearing, which is recorded on the balance sheet with prepaid expenses and other current assets.

Receivables

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of December 31, 2020 and September 30, 2020, respectively.

In the normal course of business, the Company may extend credit to its customers, on an unsecured basis, substantially all of whom are in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Prepaid Expenses and other current assets

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

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During each of the three months ended December 31, 2020 and 2019, the Company recorded amortization expense of $16,544 and $16,410 respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2020 was $394,049 and $377,505 at September 30, 2020.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2021	$49,632
2022	81,419

$131,051

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three months ended December 31, 2020 and 2019, the Company recorded amortization expense of $0 and $1,315 respectively on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization was $26,300 at September 30, 2020. This asset is fully depreciated and written off, as of September 30, 2020.

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property are stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of December 31, 2020 and September 30, 2020.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded in the accompanying consolidated balance sheets to be impaired as of December 31, 2020 and September 30, 2020.

Goodwill consists of the following:

	December 31, 2020	September 30, 2020
TMN Goodwill	$1,094,702	$1,094,702
Forta Goodwill	7,380,603	7,380,603
Total Goodwill	$8,475,305	$8,475,305

Income Taxes

The Company records federal and state income, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest, penalties or uncertain tax positions as of December 31, 2020 and September 30, 2020.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 83,618,412 and 41,495,070 for the three months ended December 31, 2020 and 2019, respectively.

For the three months ended December 31, 2020, approximately 3,626,446 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three months ended December 31, 2019, approximately 2,161,605 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

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

Trade accounts receivable are carried only for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of December 31, 2020 and 2019, respectively.

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

Forta generates commission revenue from the sale of annuities and premiums on life insurance policies held by third parties. The revenue is recognized on a trade date basis for commission revenue and upon acceptance of insurance policies by insurers.

MPath generates revenue from insurance marketing services for insurance agents, including sourcing of insurance policies through selling agreements.

Tax Master Network has five levels of network subscription services that are charged and collected on a month-to-month basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. A contract liability is recognized when the customer payment is received. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement.

The Company received revenue from Sofos’ operations that are primarily from investment management fees, including money management fees. Investment management fees are based upon a percentage of assets under management and totaled $408,473 and $424,326 or the three months ended December 31, 2020 and 2019, respectively.

The Company received revenue from Forta’s operations for the three months ended December 31, 2020 including:

Investment Advisory fees	$430,556
Commission-based transactions	268,098
Insurance and Other Service Revenue	46,454
Total Revenue	$745,108

The Company received revenue from TMN’s operations from the following major sources for the three months ended December 31:

	2020	2019
TMN membership subscriptions	$228,664	$159,401
Tax Blueprints	127,500	24,000
Commissions/Referrals	25,301	11,224
Total	$381,464	$194,625

The Company received revenue from MPath’s operations from insurance sales of $172,602 and $0 for the three months ended December 31, 2020 and 2019, respectively.

Advertising and Marketing

Marketing costs are charged to operations when incurred. Marketing expenses were $20,546 and $21,113 for the three months ended December 31, 2020 and 2019, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59% in the quarter ended December 31, 2020 and 1.49% to 2.55% in 2019, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2020 and 100% in 2019 respectively. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.”

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

Adjustments

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2020, included in its Annual Report on Form 10K.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the three months ended December 31, 2020, the Company reported $1,707,677 in revenue, a net loss of $194,360, use of cash of $51,762, and an accumulated deficit of $7,185,150. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance was effective for the Company beginning October 1, 2020.

3.	SEGMENT REPORTING

We manage our business in four reportable segments. Each of our active subsidiaries is treated as a segment. We evaluate the performance of our operating segments based on a segment’s share of consolidated operating income. Therefore, for instance, the tax unit, Financial Gravity Tax (“FGT”), was sold in October of 2019 because the Company did not see growth potential in the unit’s accounting and direct tax advice operations. Certain growth operations of the tax unit, including the tax operating system, have been taken over by TMN.

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED DECEMBER 31, 2019

	FGC	FGT (discontinued)	MPath	Sofos	TMN	TOTAL
Income
Service Income*	$153,002	$69,721	$–	$16,305	$194,626	$433,654
Investment Management Fees	75	–	–	408,020	–	408,096
Total Income	153,077	69,721	–	424,326	194,626	841,750
Gross Profit	153,077	69,721	–	424,326	194,626	841,750
Expense
Compensation Expense	365,978	(78)	–	148,558	64,354	578,812
Cost of services	–	4,410	–	–	7,602	12,012
Depreciation Amortization	11,672	–	–	–	14,350	26,022
General and Administrative	79,462	1,620	50	1,211	16,488	98,831
Marketing	14,964	2,411	–	20	3,717	21,113
Professional Services	120,902	–	–	(9,116)	3,547	115,333
Total Expense	592,978	8,363	50	140,673	110,058	852,123
Net Operating Income	(439,901)	61,358	(50)	283,652	84,568	(10,373)

Interest Expense	1,724	–	–	–	(55)	1,669
Net Other Income	(1,724)	–	–	–	55	(1,669)
Net Income/(Loss)	$(441,624)	$61,358	$(50)	$283,652	$84,623	$(12,042)

* Includes non-recurring revenue of $150,000 from the sale of the tax unit

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED DECEMBER 31, 2020

	Eliminations	FGC	Forta	MPath	Sofos	TMN	TOTAL
Income
Broker Dealer	$–	$–	$268,098	$–	$–	$–	$268,098
Service Income	–	–	46,454	172,602	–	381,495	600,550
Investment Management Fees	–	–	430,556	–	408,473	–	839,029
Income from Inv in Subsidiaries	(60,096)	60,096	–	–	–	–	–
Total Income	(60,096)	60,096	745,108	172,602	408,473	381,495	1,707,677
Gross Profit	(60,096)	60,096	745,108	172,602	408,473	381,495	1,707,677
Expense
Compensation Expense	–	420,274	623,997	50,450	120,311	119,750	1,334,782
Cost of services	–	–	14,150	–	11,074	10,324	35,547
Depreciation & Amortization	–	35,258	72	–	–	–	35,330
General and Administrative	–	44,612	234,683	3,628	3,556	50,287	336,766
Marketing	–	6,856	10,609	–	–	3,080	20,546
Professional Services	–	58,299	47,493	–	–	26,939	132,730
Total Expense	–	565,300	931,004	54,079	134,940	210,380	1,895,701
Net Operating Income	(60,096)	(505,204)	(185,896)	118,523	273,533	171,114	(188,024)
Other Income/Expense	–	–	–	–	–	–	–
Total Other Expense	–	1,113	5,223	–	–	–	6,336
Net Other Income	–	(243,956)	237,620	–	–	–	(6,336)
Net Income/(Loss)	$(60,096	$(749,160)	$51,669	$118,523	$273,533	$171,114	$(194,360)

4.	BUSINESS ACQUISITION

On May 21, 2020 the Company acquired 100% of the stock of Forta. Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation. Forta’s financial performance is included in Company’s consolidated statements starting as of May 21, 2020.

The Company acquired Forta in May of 2020 in exchange for 45,785,879 shares of Company common stock. A liability of $699,117 has been recorded for 4,178,564 shares of common stock related to the acquisition remaining to be issued as of December 31, 2020. Forta is a broker dealer, and its acquisition presented the Company with an opportunity to compete in the broker dealer market, and to try to grow in this area of financial services. Forta also has key employees who assumed vital executive leadership roles within the Company, including key executives who will focus on improving operations and growth opportunity. Forta also contributed key operating assets, including in excess of $700,000 in cash, and annual revenues in excess of $3,000,000.

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

Assets Acquired and Liabilities Assumed

Forta Financial Group, Inc.

Assets Acquired and Liabilities Assumed

As of May 21, 2020

PURCHASE PRICE	$7,652,415
ASSETS
Current Assets
Cash	710,154
Accounts Receivable	20,882
Other Current Assets	135,056
Total Current Assets	866,093
Other Assets	582,330
TOTAL ASSETS	1,448,423

LIABILITIES
Liabilities
Current Liabilities
Total Accounts Payable	18,215
Total Other Current Liabilities	710,131
Total Current Liabilities	728,346
Long-Term Liabilities
Total Long-Term Liabilities	448,265
Total Liabilities	1,176,611
Goodwill	$7,380,603

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	Estimated Service Lives	December 31, 2020	September 30, 2020

Furniture, fixtures and equipment	2 to 5 years	$56,257	$407,580
Internally developed software	5 years	152,000	152,000
		208,257	559,580
Less accumulated depreciation and amortization		(148,402)	(477,868)
		$59,855	$81,712

Depreciation expense was $42,419 and $37,647 during the years ended December 31, 2020 and 2019, respectively.

6.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2020	$53,170
Intellectual property purchased at cost	–
Intellectual property at December 31 2020	$53,170

7.	LEASES

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

The Company leases their office space through an operating lease in Denver Colorado runs through 2024 and non-material offices leases in Cincinnati, Ohio, and short-term tenancies in Austin, Texas, Allen, Texas and Loveland, Colorado. Company’s lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term. Lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses.

The Company also leases certain equipment under operating leases.

Total rent expense for the three months ended December 31, 2020 was $117,344 for Forta’s the Denver Lease (Greenwood Village – the lease ends in May 2024). As part of the lease amendment entered into with the lessor in December 2020, the rent owed for September to December 2020 was deferred and will be paid over the term of the amended lease.” The difference between rental expense and rental payments is recorded as deferred rent in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Company also has short term leases that are insignificant in its other locations.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

Denver Lease
Rental Payments
2021	$66,730
2022	139,721
2023	141,630
2024	47,369

Total Rental Payments	$395,450
Less: Deferred Rent	(117,343)
Interest	(32,104)
Net Rental Payments	246,003

8.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is supported by the personal guarantee of John Pollock. Line of credit balance was $49,145 and $62,019 at December 31, 2020 and 2019, respectively, and $54,112 at September 30, 2020.

9.	NOTES PAYABLE

On April 19, 2019, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority, however the abatement was denied. The outstanding balance on December 31, 2020 and 2019, was $23,534 and $29,401 respectively.

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

The Company’s maturities of debt subsequent to December 31, 2020 are as follows:

2021	$354,119
2022	372,019
2023	10,441
$736,579

10.	ACCRUED EXPENSES

Accrued expenses increased by $110,835 for the three months ending December 31, 2020 to $1,178,227 from $1,067,392 as of September 30, 2020. Accrued expenses consist of the following at December 31:

	December 31, 2020	September 30, 2020
SAR Liability	$67,499	$31,793
Accrued payroll	141,523	105,458
Commissions payable	1,250	16,783
State Tax liability	4,108	3,165
Federal Tax liability	7,634	3,355
Credit Cards	7,697	12,798
Other Accounts payable	699,117	699,117
Accrued operating expenses	249,398	194,923
	–	–
	$1,178,227	$1,067,392

11.	INCOME TAXES

For the three months ending December 31, 2020 and 2019, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, changes in the federal statutory rate are from 35% to 21%, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at December 31, 2020 and September 30, 2020:

	31-Dec-20	30-Sep-20
Net non-current deferred tax assets:
Net operating loss carry-forward	1,338,849	1,314,515
Property and equipment	3,681	4,329
Total	1,342,530	1,318,844
Net non-current deferred tax liabilities:
Intangible assets	(6,446)	(7,221)

Net	1,336,084	1,311,623
Less valuation allowance	(1,336,084)	(1,311,623)
Net deferred taxes	–	–

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

13.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

During the three months ended December 31, 2020 and 2019, the Company sold 0 shares and 75,757 for $25,000, respectively.

14.	STOCK OPTION PLAN

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

Stock option and stock appreciation rights activity is summarized as follows:

	Shares Under Option		Value of Shares Under Option	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life
Outstanding - September 30, 2019	2,788,476		550,455		$0.29	87 months
Granted	5,600,000		1,361,200		$0.23	114 months
Exercised	(116,375)		(13,850)		$0.09	93 months
Canceled or expired	(1,299,405)	*	(1,845,870)		$0.27
Outstanding - September 30, 2020	6,972,696		51,935	4	0.17	106 months
Granted	0		0		0
Exercised	0		0		0
Canceled or expired	0		0		0
Outstanding - December 31, 2020	6,972,696		618,413		$0.17	106 months

Exercisable - December 31, 2020	1,363,944				$0.31	72 months

* 500,000 SARs grants reflected as expired prior to September 30, 2020 actually expired in the three months ended December 31, 2020.

Unamortized share-based compensation expense as of December 31, 2020 amounted to $424,496 which is expected to be recognized over the next 4.6685 years.

Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $60,170 and $7,085 for the three months ended December 31, 2020 and 2019.

On November 27, 2019, the 2016 Plan was amended to allow grants of other equity related rights, including Stock Appreciation Rights. During the three months ended December 31, 2020, 0 and 0 options and SARs were granted, respectively. SARs are recorded as a liability because there is a cash settlement option.

15.	RELATED PARTY TRANSACTIONS

As a result of the acquisition of the TMN business in 2016, the Company is obligated to make payments to TaxTuneup, LLC, which is an entity owned by Edward A. Lyon (a current board member), each month totaling $16,500. The total paid under these agreements in the three months ended December 31, 2020 and 2019 respectively, were $49,500 and $49,500,

On April 12, 2019, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76% and will be repaid in six equal installments of $2,520, beginning July 1, 2019. The balance of the loan at December 31, 2020 was $5,187 and at September 30, 2020 was $5,152.

In addition, there are payables owed to Mr. Pollock of approximately $51,000 related to services rendered by him to Company, and $10,000 owed to a former principal of TMN for services rendered. There is no specific due date on these obligations, but Company plans are substantial reductions in the amounts owing this fiscal year.

16.	SUBSEQUENT EVENTS

In February of 2021, Forta received a second draw of a PPP Loan in the amount of $422,900. Company believes that the loan will be forgiven.

In December 2020 Company entered into a non-binding term sheet for the acquisition of two related companies with investment advisory practices. The term sheet contemplates that Company will be issuing shares 8,000,000 shares of its common stock in exchange for 100% ownership of the two companies. The owners of the two companies and some staff will become employees of Forta. The term sheet provides for a close of the transaction in February 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” included in this Form 10-Q for the three months ended December 31, 2020.

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

Financial Gravity’s Subsidiaries:

Forta Financial Group, Inc.

Forta was acquired effective May 21, 2020 and is a securities broker dealer, a registered investment advisor and a licensed insurance agency. Forta is a registered broker-dealer with the Securities and Exchange Commission (''SEC") and with the Financial Industry Regulatory Authority ("FINRA"). Forta is also a member of the Securities Investor Protection Corporation ("SIPC"). The Company's securities activities is limited to introducing and forwarding securities on a fully disclosed basis to a carrying broker-dealer. The Company as a matter of policy does not hold funds or securities for customers or owe money or securities to customers. Pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, the Forta is required to maintain minimum net capital of $100,000 and ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. On December 31, 2020, the Forta’s net capital was $294,485 and the aggregate indebtedness to net capital was 78.72%. The Company is exempt from certain provisions of Rule 15c3-3 of the Securities Exchange Act of 1934. Such exemption is in accordance with paragraph (k) (2) (ii) of the Rule.

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

Tax Master Network, LLC

Tax Master Network “TMN” was a key acquisition in fiscal year 2016. TMN supports over 300 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. Not only did this acquisition bring high-end tax planning to Financial Gravity, but the TMN customer base adds significant business development opportunities for Forta and Sofos. The Company developed the Certified Tax Master® for this group and rolled out new client systems in mid-2016. TMN also provides tax services through its “Tax Blueprint®” system which identifies several strategies for lowering the client's taxes.

Results of Operations for the three months ended December 31, 2020 compared to the three months ended December 31, 2019

Revenues

For the three months ended December 31, 2020, revenue increased $865,927 to $1,707,677 from $841,750 (which included non-recurring revenue of $150,000 from the sale of the tax unit) for the three months ended December 31, 2019. The principal components of the increase in revenue are: brokerage revenue of approximately $270,000 from Forta, increased investment management revenue from Forta and Sofos of approximately $430,000, and increased revenue from TMN and Mpath of approximately $170,000 as compared to the three months ended December 31, 2019.

Operating Expenses

Cost of services activity increased $23,535 to $35,547 for the three months ended December 31, 2020 from $12,012 for the three months ended December 31, 2020. The cost of services is credit card processing fees and Forta cost of brokerage services.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses increased $17,397 to $132,730 for the three months ended December 31, 2020 from $115,333 for the three months ended December 31, 20219 This increase is primarily due to an increase in legal fees.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $9,308 to $$35,330 for the three months ended December 31, 2020 from $26,022 for the three months ended December 31, 2019. The decrease is due to some assets becoming fully depreciated.

General and administrative expenses increased $237,935 to $336,766 for the three months ended December 31, 2020 from $98,831 for the three months ended December 31, 2019. The increase is primarily due to inclusion of Forta's expenses or approximately $235,000 for the period.

Marketing expenses decreased slightly by $567 to $20,546 for the three months ended December 31, 2020 from $21,113 for the three months ended December 31, 2019. The decrease is due to the Company shutting down some previous marketing channels, while new channels have yet to be identified and implemented.

Compensation expenses increased $755,970 to $1,334,782 for the three months ended December 31, 2020 from $578,812 for the three months ended December 31, 2019. The overall increase was principally due to inclusion of Forta's compensation expense (approximately $624,000), increase in Mpath's compensation expense (approximately $50,000) and increases of compensation expenses at Sofos and Company (approximately $73,000).

The Company experienced an increase in its net loss of $182,318 to a net loss of $194,360 for the three months ended December 31, 2020 from a net loss of $12,042 for the three months ended December 31, 2019, primarily attributable to the reasons noted above.

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

Revenue Recognition and Accounts Receivable.

The Company derives its revenues primarily from six components: Investment Management Fees, Brokerage Commissions, Tax Master Network subscriptions, Tax Operating System subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, and Insurance Sales.

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

Commission revenue is derived from the sale of securities, annuities and premiums on life insurance policies. The revenue is recognized when commissions are earned from the sale of securities, and when it is determined that insurance products are sold. Commissions are received after products are sole, issued or in force.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Tax Master Network has five levels of services that are charged and collected on a month-to-month subscription basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement. Subscription income is billed to client credit card monthly, on the monthly anniversary of client sign-up. Tax BluePrint sales are billed to the client after a preliminary assessment and client approval to move forward. Revenue recognized in 2020, that was included in the deferred revenue liability at the beginning of the year.

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

Tax Master Network has 3 types of services that are charged and collected on a month-to-month subscription basis (Tax Master Network basic membership, All-Stars coaching, and Wire Service weekly broadcast email). None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

Trade accounts receivable are carried only for subscription revenues not received in the period they apply to. The allowance for doubtful accounts was $0 and $0 as of December 31, 2020 and September 30, 2020, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59% in the quarter ended December 31, 2020, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2020. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash and cash equivalents of $431,092. The decrease of $51,762 in cash and cash equivalents from September 30, 2020 was due to net cash used in operating activities of $44,392 and net cash used in investing activities of $881, and net cash used in financing activities of $6,489.

As shown below, at December 31, 2020, our contractual cash obligations totaled approximately $1,166,918, all of which consisted of debt principal.

	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	4-5 years	Total

Notes payable	$29,625	$40,183	$665,248	$735,056
Lease liability	54,996	280,352	47,369	382,716
Line of Credit	49,145	–	–	49,145
Total contractual cash obligations	$133,766	$320,535	$712,617	$1,166,918

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the three months ended December 31, 2020, the Company reported $1,707,677 in revenue, a net loss of $194,360, use of cash of $51,762, and an accumulated deficit of $7,185,204. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2020 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

No changes in Internal Control over Financial Reporting has been made since fiscal year end 2020.

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

Item 1A. RISK FACTORS.

No changes from September 30, 2020 10-K annual report.

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

Date: February 17, 2021	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2021	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	February 17, 2021
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	February 17, 2021
Paul Williams	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	February 17, 2021
John Pollock

/s/ Edward A. Lyon	Director	February 17, 2021
Edward A. Lyon

/s/ Jennifer Winters	Director	February 17, 2021
Jennifer Winters

/s/ William R. Nelson	Director	February 17, 2021
William R. Nelson

