Form 10-Q
period 2021-03-31
Financial Gravity Companies, Inc.
filed 2021-05-17
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and six months ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 17, 2021 was 83,618,412.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	31-Mar-21	30-Sep-20
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$626,685	$482,854
Trade accounts receivable, net	0	114,970
Right to use lease asset	68,844	259,645
Prepaid expenses and other current assets	529,228	238,324
Total current assets	1,224,758	1,095,793

OTHER ASSETS
Property and equipment, net	46,300	81,712
Proprietary content, net	114,866	143,643
Right to use lease asset	156,762	–
Intellectual property	53,170	53,170
Goodwill	8,475,305	8,475,305

TOTAL ASSETS	$10,071,161	$9,849,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$21,976	$107,674
Accrued expenses	1,139,265	1,067,392
Contract liabilities	48,789	76,470
Deferred rent	108,543	–
Line of credit	44,065	54,112
Lease liability – current	42,691	259,645
Related Party Payables	65,973	69,838
Notes payable	30,013	23,596
Total current liabilities	1,501,314	1,658,727

Notes payable - net of current	1,120,681	712,982
Lease liability - non-current	203,312	–
Total non-current liabilities	1,323,993	712,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,618,412 shares issued and outstanding as of March 31, 2021 and 83,618,412 shares issued and outstanding as of September 30, 2020.	83,618	83,618
Additional paid-in capital	14,451,172	14,385,086
Accumulated deficit	(7,288,936)	(6,990,790)
Total stockholders’ equity	7,245,854	7,477,914

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,071,161	$9,849,624

The accompanying notes are in integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended March 31, 2021 and 2020

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Total Revenue
Broker Dealer Income	$254,716	$0	$522,814	$0
Investment Management Fee	993,630	339,696	1,832,659	747,716
Service Income	433,650	276,984	1,034,200	561,039
Total Revenue	1,681,995	616,680	3,389,673	1,308,755

Operating Expenses
Cost of services	22,683	14,646	58,230	26,657
Professional services	97,074	70,646	229,804	186,979
Depreciation and amortization	32,174	21,785	67,504	47,807
General and administrative	221,398	85,903	558,165	181,812
Marketing	12,234	13,472	32,780	34,585
Salaries and wages	1,400,684	570,209	2,735,466	1,149,020
Total Operating Expenses	1,786,247	776,661	3,681,949	1,626,860

Net Operating Loss	(104,251)	(159,981)	(292,276)	(318,105)
Other income	–	–		150,548
Interest expense	(1,157)	(2,126)	(2,270)	(3,795)
Total other (expense) income	(1,157)	(2,126)	(2,270)	146,753

Net Loss before Income taxes	(105,409)	(162,107)	(294,547)	(171,352)

Income Taxes	1,622	0	(3,600)	0

Net Loss	$(103,786)	$(162,107)	$(298,147)	$(171,352)

Loss Per Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six-month periods ended March 31, 2021 and 2020

(Unaudited)

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	41,524,589	$41,525	$7,417,516	$(6,208,360)	$1,250,681
Stock based employee compensation expense	–	–	7,753	–	7,753
Stock options exercised	–	–	–	–	0
Private Placement stock issue	–	–	–	–	0
Net loss	–	–	–	(162,107)	(162,107)
Balance at March 31, 2020	41,524,589	$41,525	$7,425,269	$(6,370,467)	$1,096,327

Balance at September 30, 2019	41,436,033	$41,436	$7,391,592	$(6,199,115)	$1,233,913
Stock based employee compensation expense	–	–	8,766	–	8,766
Stock options exercised	12,799	13	(13)	–	0
Private Placement stock issue	75,757	76	24,924	–	25,000
Net loss	–	–	–	(171,352)	(171,352)
Balance at March 31, 2020	41,524,589	$41,525	$7,425,269	$(6,370,467)	$1,096,327

Balance at December 31, 2020	83,618,412	$83,618	$14,409,550	$(7,185,150)	$7,308,018
Stock based employee compensation expense	–	–	41,622	–	41,622
Net loss	–	–	–	(103,787)	(103,787)
Balance at March 31, 2021	83,618,412	$83,618	$14,451,172	$(7,288,936)	$7,245,854

Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914
Stock based employee compensation expense	–	–	66,086	–	66,086
Net loss	–	–	–	(298,147)	(298,147)
Balance at March 31, 2021	83,618,412	$83,618	$14,451,172	$(7,288,936)	$7,245,854

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(298,147)	$(171,352)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	67,504	47,807
Stock based compensation	64,948	16,251
Right of use of lease asset	34,039	45,366
Changes in operating assets and liabilities:
Receivables	114,970	34,377
Prepaid expenses	(290,904)	(24,636)
Accounts payable – trade	(85,698)	125,286
Accrued expenses and other liabilities	71,873	(26,346)
Related Party Payable	(3,865)	–
Deferred revenue	(27,682)	(30,802)
Deferred rent	108,543
Lease liability	(13,642)	(45,366)
Net cash used in operating activities	(258,061)	(29,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(2,176)	(2,434)
Net cash used in investing activities	(2,176)	(2,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit		3,261
Proceeds from notes payable	422,900	–
Payments on notes payable	(8,785)	(6,996)
Payments on line of credit	(10,047)	(2,890)
Proceeds from the sale of common stock		25,000
Net cash provided by financing activities	404,068	18,375

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	143,831	(13,474)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	482,854	36,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	626,685	22,579

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,270	$3,795
Taxes	$0	$0

The accompanying notes are in integral par these consolidated financial statements

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Financial Gravity Companies, Inc., and subsidiaries (the “Company”) is headquartered in Austin Texas, with locations in Allen, Texas, Denver, Colorado and Cincinnati, Ohio. The currently operating wholly owned subsidiaries of the Company include:

Sofos Investments, Inc. (“Sofos”). Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including money management, financial planning, and wealth management. Sofos commenced its money management services in late 2020, and by March 31, 2021 had in excess of $100,000,000 in assets under management.

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

Forta Financial Group, Inc. (“Forta”) is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado and has independent advisors and representative in other states. Forta will be focused on attracting independent advisors and supporting TMN members as they grow their financial advisory businesses. Forta is implementing plans to recruit independent advisors which will increase revenue. Forta does not hold funds or securities for customers or owe money or securities to customers. Pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, the Forta is required to maintain minimum net capital of $100,000 and ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. On March 31, 2021, the Forta’s net capital was $292,930 and the aggregate indebtedness to net capital was 67.46%. The Company is exempt from certain provisions of Rule 15c3-3 of the Securities Exchange Act of 1934. Such exemption is in accordance with paragraph (k) (2) (ii) of the Rule.

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

Receivables

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of March 31, 2021 and September 30, 2020, respectively.

In the normal course of business, the Company may extend credit to its customers, on an unsecured basis, substantially all of whom are in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Prepaid Expenses and other current assets

Prepaid expenses consist of expenses the Company has paid for prior to the service or good being provided. These prepaid expenses will be recorded as expense at the time the service has been provided. This asset group also includes an accrued income asset, for Investment Management Fees, which are billed and collected in arrears. The Accrued Income balance as of March 31, 2021 is $224,569. This accounting is pursuant to recently revised accounting policies, which improve reporting accuracy, and as such, there are no prior meaningful comparative balances. The Company will report comparative balances when available.

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

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During each of the three and six months ended March 31, 2021 and 2020, the Company recorded amortization expense of $16,185 and $16,410 for the three months, and $28,777 and $32,818 for the six months, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2021 was $410,234 and $377,505 at September 30, 2020.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2021	$33,450
2022	81,416

$114,866

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $0 and $1,315 respectively. During each of the six months ended March 31, 2021 and 2020, the Company recorded amortization expense of $0 and $2,630 respectively on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization was $26,300 at September 30, 2020. This asset is fully amortized and written off, at September 30, 2020.

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property are stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of March 31, 2021 and September 30, 2020.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than it is carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than it carries value. Management does not consider the value of goodwill recorded in the accompanying consolidated balance sheets to be impaired as of March 31, 2021 and September 30, 2020.

Goodwill consists of the following:

	March 31, 2020	September 30, 2020
TMN Goodwill	$1,094,702	$1,094,702
Forta Goodwill	7,380,603	7,380,603
Total Goodwill	$8,475,305	$8,475,305

Income Taxes

The Company records federal and state income, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest, penalties or uncertain tax positions as of March 31, 2021 and September 30, 2020.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 83,618,412 and 83,618,412 for the three and six months ended March 31, 2021, respectively, and 41,524,589 and 41,495,070 for the three and six months ended March 31,2020, respectively.

For the three and six months ended March 31, 2021, approximately 3,397,696 and 3,397,696, respectively, common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three and six months ended March 31, 2020, approximately 6,512,035 and 6,512,035, respectively, common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

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

Investment management fees are recognized as services are provided by the Company through Forta. Investment management fees include fees earned from assets under management by providing professional services to manage clients’ investments. Fees are generally paid quarterly, in advance, for each quarter or monthly in arrears. Revenues are earned over the period in which the service is provided, which is typically monthly.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Trade accounts receivable are carried only for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of March 31, 2021 and 2020, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Sofos generates investment management fees for money management services and investment advisory services based upon assets under management. Revenue is recognized as earned, at the end of each month.

Forta generates commission revenue from the sale of securities, annuities and premiums on life insurance policies held by third parties. The revenue is recognized on a trade date basis for commissions on securities sales and upon acceptance of insurance policies by insurers.

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

The Company received revenue from Sofos’ operations for the six month ended March 31, 2021 and 2020, respectively, $925,329 and $424,316, and for the three months ended March 31, 2021 and 2020, respectively, $516,856 and $283,652.

The Company received revenue from Forta’s operations for the six months and three months ended March 31, 2021 including:

Investment Advisory fees	$907,329	$476,774
Commission-based transactions	522,814	254,716
Insurance and Other Service Revenue	38,373	22,362
Other	30,443	–
Total Revenue	$1,498,960	$753,852

The Company received revenue from TMN’s operations from the following major sources for the six months and three months ended March 31:

	Three Months Ended March 31,	Thee Months Ended March 31,	Six Months Ended March 31,	Six Months Ended March 31,
	2021	2020	2021	2020
TMN membership subscriptions	$218,932	$191,636	$447,596	$351,037
Tax Blueprints	37,500	62,500	165,000	86,500
Commissions/Referrals	780	10,987	26,111	22,211
Total	$257,212	$265,123	$638,707	$459,748

The Company received revenue from MPath’s operations from insurance sales of $326,677 and $0 for the six months ended March 31, 2021 and 2020, respectively, and $154,076 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Advertising and Marketing

Marketing costs are charged to operations when incurred. Marketing expenses were $32,780 and $34,585 for the six months ended March 31, 2021 and 2020, respectively, and $12,234 and $13,472 for the three months ended March 31, 2021 and 2020, respectively.

Stock-Based Compensation

While the fair value of the options are based on the Black Scholes assumptions, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

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

Adjustments

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2020, included in its Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the six months ended March 31, 2021, the Company reported $3,389.673 in revenue, a net loss of $298,147, cash used in operations of $258,061, and an accumulated deficit of $7,288,936. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

On May 8, 2020, the Company received a PPP loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loans in the amount of $377,700. PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. On February 2, 2021 Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, are guaranteed by the federal government, and does not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital of $1,083,945.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. Adoption of ASU 2017-04 does not have a material impact on the Company's financial condition or results of operations.

3.	SEGMENT REPORTING

We manage our business in four reportable segments. Each of our active subsidiaries is treated as a segment. We evaluate the performance of our operating segments based on a segment’s share of consolidated operating income. Therefore, for instance, the tax unit, Financial Gravity Tax (“FGT”), was sold in October of 2020 because the Company did not see growth potential in the unit’s accounting and direct tax advice operations. Certain growth operations of the tax unit, including the tax operating system, have been taken over by TMN.

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2020

	FGC	MPath	Sofos	TMN	TOTAL
Ordinary Income/Expense
Income
42000 · Service Income	$402	$–	$11,459	$265,123	$276,984
42700 · Investment Management Fees	(75)	–	339,771	–	339,696
Total Income	326	–	351,231	265,123	616,680
Gross Profit	326	–	351,231	265,123	616,680
Expense
Compensation Expense	348,432	1,972	132,655	87,150	570,209
Cost of services	(0)	–	–	14,646	14,645
Depreciation & Amortization	21,785	–	–	–	21,785
General and Administrative	70,903	361	10,053	4,585	85,903
Marketing	8,747	–	4,500	226	13,472
66730 · Professional Services	62,434	–	8,762	(550)	70,646
Total Expense	512,300	2,333	155,971	106,056	776,661
Net Ordinary Income	(511,974)	(2,333)	195,260	159,067	(159,981)
Other Income/Expense
Other Expense
63400 · Interest Expense	2,126	–	–	–	2,126
Total Other Expense	2,126	–	–	–	2,126
Net Other Income	(2,126)	–	–	–	(2,126)
Net Income	$(514,100)	$(2,333)	$195,260	$159,067	$(162,107)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2021

	Eliminations	FGC	Forta	MPath	Sofos	TMN	TOTAL

Income
Broker Dealer	$–	$–	$254,716	$–	$–	$–	$254,716
Service Income	–	–	22,362	154,076	–	257,212	433,650
Investment Management Fees	–	–	476,774	–	516,856	–	993,630
Total Income	38,531	(38,531)	753,852	154,076	516,856	257,212	1,681,995
Gross Profit	38,531	(38,531)	753,852	154,076	516,856	257,212	1,681,995
Expense
Compensation Expense	–	484,697	612,265	35,011	192,462	76,250	1,400,684
Cost of services	–	–	13,386	–	–	9,297	22,683
Depreciation Amortization	–	19,720	86	–	–	12,367	32,174
General and Administrative	–	37,578	147,619	5,692	8,653	21,856	221,398
Marketing	–	3,180	1,741	454	132	6,727	12,234
Professional Services	–	56,452	40,446	175	–	–	97,074
Total Expense	–	601,627	815,544	41,332	201,246	126,497	1,786,247
Net Operating Income	38,531	(640,159)	(61,693)	112,743	315,610	130,715	(104,251)
Interest Expense	–	1,157	–	–	–	–	1,157
Income Taxes	–	21,539	(23,162)	–	–	–	(1,622)
Net Other Income	–	22,696	(23,162)	–	–	–	(465)
Net Income/(Loss)	$38,531	$(662,855)	$(38,531)	$112,743	$315,610	$130,715	$(103,786)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR SIX MONTHS ENDED MARCH 31, 2020

	FGC	FGT	MPath	Sofos	TMN	TOTAL
Ordinary Income/Expense
Income
42000 · Service Income	$3,404	$69,721	$–	$28,166	$459,749	$561,039
42700 · Investment Management Fees	–	–	–	747,717	–	747,717
Total Income	3,404	69,721	–	775,882	459,749	1,308,756
Gross Profit	3,404	69,721	–	775,882	459,749	1,308,756
Expense
Compensation Expense	714,409	(78)	1,972	281,213	151,504	1,149,021
Cost of services	(0)	4,410	–	–	22,247	26,657
Depreciation & Amortization	33,457	–	–	–	14,350	47,807
General and Administrative	150,913	1,620	411	7,795	21,074	181,812
Marketing	23,711	2,411	–	4,520	3,943	34,585
66730 · Professional Services	183,336	–	–	646	2,997	186,979
Total Expense	1,105,826	8,363	2,383	294,174	216,114	1,626,861
Net Ordinary Income	(1,102,422)	61,358	(2,383)	481,708	243,635	(318,105)
Other Income/Expense
Total Other Income	150,548	–	–	–	–	150,548
Total Other Expense	3,850	–	–	–	(55)	3,795
Net Other Income	146,698	–	–	–	55	146,753
Net Income	$(955,724)	$61,358	$(2,383)	$481,708	$243,689	$(171,352)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR SIX MONTHS ENDED MARCH 31, 2021

	Eliminations		FGC		Forta		MPath		Sofos		TMN		TOTAL
Ordinary Income/Expense
Income	$		$		$		$		$		$		$
Broker Dealer		–		–		522,814		–		–		–		522,814
Service Income		–		–		68,816		326,677		–		638,707		1,034,200
Investment Management Fees		–		–		907,329		–		925,329		–		1,832,659
Income from Inv in Subsidiaries		(13,194)		13,194		–		–		–		–		–
Total Income		(13,194)		13,194		1,498,960		326,677		925,329		638,707		3,389,673
Gross Profit		(13,194)		13,194		1,498,960		326,677		925,329		638,707		3,389,673
Expense
Compensation Expense		–		904,971		1,236,262		85,461		312,772		196,000		2,735,466
Cost of services		–		–		27,536		–		11,074		19,620		58,230
Depreciation & Amortization		–		54,978		159		–		–		12,367		67,504
General and Administrative		–		82,190		382,303		9,320		12,208		72,143		558,165
Marketing		–		10,037		12,350		454		132		9,807		32,780
Professional Services		–		114,751		87,939		175		–		26,939		229,804
Total Expense		–		1,166,927		1,746,548		95,411		336,186		336,877		3,681,949
Net Ordinary Income/(Loss)		(13,194)		(1,153,733)		(247,588)		231,267		589,143		301,830		(292,276)
Other Income/Expense
Other Expense
Interest Expense		–		2,270		–		–		–		–		2,270
Income Taxes		–		264,382		(260,782)		–		–		–		3,600
Total Other Expense		–		266,652		(260,782)		–		–		–		5,870
Net Other Income		–		(266,652)		260,782		–		–		–		(5,870)
Net Income/(Loss)		$(13,194)		$(1,420,386)		$13,194		$231,267		$589,143		$301,830		$(298,147)

4.	BUSINESS ACQUISITION

On May 21, 2020 the Company acquired 100% of the stock of Forta. Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation. Forta’s financial performance is included in Company’s consolidated statements starting as of May 21, 2020.

The Company acquired Forta in May of 2020 in exchange for 45,785,879 shares of Company common stock. A liability of $699,117 has been recorded for 4,178,564 shares of common stock related to the acquisition remaining to be issued as of March 31, 2021. Forta is a broker dealer, and its acquisition presented the Company with an opportunity to compete in the broker dealer market, and to try to grow in this area of financial services. Forta also has key employees who assumed vital executive leadership roles within the Company, including key executives who will focus on improving operations and growth opportunity. Forta also contributed key operating assets, including in excess of $700,000 in cash, and annual revenues in excess of $3,000,000.

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

Assets Acquired and Liabilities Assumed

Forta Financial Group, Inc.

Assets Acquired and Liabilities Assumed

As of May 21, 2020

PURCHASE PRICE	$7,652,415
ASSETS
Current Assets
Cash	710,154
Accounts Receivable	20,882
Other Current Assets	135,056
Total Current Assets	866,093
Other Assets	582,330
TOTAL ASSETS	1,448,423

LIABILITIES
Liabilities
Current Liabilities
Total Accounts Payable	18,215
Total Other Current Liabilities	710,131
Total Current Liabilities	728,346
Long-Term Liabilities
Total Long-Term Liabilities	448,265
Total Liabilities	1,176,611
Goodwill	$7,380,603

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31:

	Estimated Service Lives	March 31, 2020	September 30, 2020

Furniture, fixtures and equipment	2 to 5 years	$58,691	$407,580
Internally developed software	5 years	152,000	152,000
		210,691	559,580
Less accumulated depreciation and amortization		(164,391)	(477,868)
		$46,300	$81,712

Depreciation expense was $19,806 and $4,061 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense was $42,545 and $12,358 during the six months ended March 31, 2021 and 2020 respectively.

6.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2020	$53,170
Intellectual property purchased at cost	–
Intellectual property at March 31 2020	$53,170

7.	LEASES

In February 2016, the FASB issued ASU 2016-02 Leases, which changed financial reporting as it relates to leasing transactions to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases and ASU No. 2018-11 Leases (Topic 842): Targeted Improvements. In March 2020, the FASB issued ASU No. 2020-1 Codification Improvements to Topic 842, Leases. The Company adopted these ASUs on October 1, 2019 on a modified retrospective basis. The Company did not elect the hindsight practical expedient and did elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases. The initial adoption of the standard recognized right-of-use assets of $323,097 and lease liabilities of $337,454 on the Company’s statement of financial position with no impact on the Company's results of operations. The Company had no significant changes to processes or controls.

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

Total Company rent expense for the three months ended March 31, 2021 and 2020 respectively was $32,360, and $32,667. Total Company rent expense for the six months ended March 31, 2021 and 2020, respectively was $138,383 and $64,588. The Forta lease for its Greenwood Village premises was renegotiated. As part of the lease amendment entered into with the lessor in December 2020, the rent owed for September to December 2020 was deferred and will be paid over the term of the amended lease.” The difference between rental expense and rental payments is recorded as deferred rent in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Company also has short term leases that are insignificant in its other locations.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

Denver Lease
Rental Payments
2021	$57,901
2022	139,721
2023	141,630
2024	47,369

Total Rental Payments	$386,621
Less: Deferred Rent	(108,534)
Interest	(32,075)
Net Rental Payments	$246,012

8.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is supported by the personal guarantee of John Pollock. Line of credit balance was $44,065 and $60,185 at March 31, 2021 and 2020, respectively, and $54,112 at September 30, 2020.

9.	NOTES PAYABLE

On April 19, 2020, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority, however the abatement was denied. The outstanding balance on March 31, 2021 and 2020, was $20,466 and $26,511 respectively.

On August 31, 2020, the Company entered into an agreement with John DuPriest (DuPriest), a former officer of Forta, in settlement pursuant to employment termination. The parties entered into an unsecured promissory note to DuPriest in the amount of $52,000.00, bearing interest of 5%, payable over 26 months beginning with January 15, 2021 through February 15, 2023. The balance at March 31, 2021 was $46,283.

On May 8, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700. These PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. On February 2, 2021 Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, are guaranteed by the federal government, and does not require collateral.

The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital of $1,083,945. Forta submitted its forgiveness application to the SBA in December of 2020 on the first tier loans, and at quarter end Company was awaiting the SBA’s follow-up on its application for forgiveness. However, the PPP loan to Company was forgiven after March 31, 2021 (see Subsequent Events).

The Company’s maturities of debt subsequent to March 31, 2021 are as follows:

2021	$487,006
2022	441,796
2023	221,891
$1,150,694

10.	ACCRUED EXPENSES

Accrued expenses increased by $71,873 for the six months ending March 31, 2021 to $1,139,265 from $1,067,392 as of September 30, 2020. Accrued expenses consist of the following at March 31:

	March 31, 2021	September 30, 2020
SAR Liability	$86,550	$31,793
Accrued payroll	176,325	105,458
Commissions payable	46,157	16,783
State Tax liability	0	3,165
Federal Tax liability	7,634	3,355
Credit Cards	2,158	12,798
Other Accounts payable	699,117	699,117
Accrued operating expenses	121,323	194,923
	–	–
	$1,139,265	$1,067,392

11.	INCOME TAXES

For the three months ending March 31, 2021 and 2020, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,241,701	$1,314,515
Property and equipment	4,977	4,329
Total	1,246,678	1,318,844
Net non-current deferred tax liabilities:
Intangible assets	(7,995)	(7,221)

Net	1,238,683	1,311,623
Less valuation allowance	(1,238,683)	(1,311,623)
Net deferred taxes	$–	$–

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

Forta has 16 pending FINRA claims that arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). While the exposure on these cases would not be material, the costs of defense for legal fees may be substantial. Company is evaluating the impact upon operations of the expenses.

In December 2020, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. States in which we operate declared states of emergency related to the spread of COVID-19 and issued executive orders directing individuals to stay at their place of residence for an indefinite period of time.

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

During the three months and six months ended March 31, 2021, respectively the Company sold 0 and 0 shares, respectively for $0 and $ respectively and during the three months and six months ended March 31, 2020, respectively, the Company sold 75,757 and 0 shares, for $25,000 and $0, respectively.

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

Stock option and stock appreciation rights activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2019	2,788,476	550,455	$0.29	81 months
Granted	5,600,000	1,361,200	$0.23	108 months
Exercised	(116,375)	(13,850)	$0.09	87 months
Canceled or expired	(1,299,405)	(1,845,870)	$0.27
Outstanding - September 30, 2020	6,972,696	51,935	$0.17	100 months
Granted	0	0	0
Exercised	0	0	0
Canceled or expired	0	0	0
Outstanding - March 31, 2021	6,972,696	618,413	$0.17	100 months

Exercisable - March 31, 2021	1,363,944		$0.31	66 months

Unamortized share-based compensation expense as of March 31, 2021 amounted to $382,874 which is expected to be recognized over the next 4.3068 years.

Total compensation expense, included in salaries and wages, of previously unamortized stock compensation for the three months ended March 31, 2021 and 2020 was $60,673 and $11,030, respectively, and for the six months ended March 31, 2021 and 2020, respectively, was $120,843 and $16,251.

On November 27, 2019, the 2016 Plan was amended to allow grants of other equity related rights, including Stock Appreciation Rights. During the three and six months ended March 31, 2021, 0 and 0 options and SARs were granted, respectively. SARs are recorded as a liability because there is a cash settlement option.

15.	RELATED PARTY TRANSACTIONS

As a result of the acquisition of the TMN business in 2016, the Company is obligated to make payments to TaxTuneup, LLC, which is an entity owned by Edward A. Lyon (a current board member), each month totaling $16,500. The total paid under these agreements was $ 49,500 and $49,500 for the three months ended March 31,2021 and 2020 respectively, and $99,000 and $99,000 for the six months ended March 31, 2021 and 2020 respectively.

On April 12, 2020, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76% and will be repaid in six equal installments of $2,520, beginning July 1, 2020. The balance of the loan at March 31, 2021 was $5,223 and at September 30, 2020 was $5,152.

In addition, there are payables owed to Mr. Pollock of approximately $51,000 related to services rendered by him to Company, and $10,000 owed to a former principal of TMN for services rendered. There is no specific due date on these obligations, but Company plans are substantial reductions in the amounts owing this fiscal year.

16.	SUBSEQUENT EVENTS

The PPP Loan to Company of $283,345 was forgiven on April 13, 2021.

In March 1, 2021 Company entered into a merger agreement with NCW Group, Inc. The consummation of the merger will be completed upon filing of the certificate of merger with the State of California. Subject to satisfaction of conditions, Company will be issuing 8,000,000 shares of its common stock in exchange for 100% ownership of the NCW Group, Inc. The owners of the two companies and some staff will become employees of Forta, and NCW will cease to exist.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” included in this Form 10-Q for the six months ended March 31, 2021.

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

Financial Gravity’s Subsidiaries:

Forta Financial Group, Inc.

Forta was acquired effective May 21, 2020 and is a securities broker dealer, a registered investment advisor and a licensed insurance agency. Forta is a registered broker-dealer with the Securities and Exchange Commission (''SEC") and with the Financial Industry Regulatory Authority ("FINRA"). Forta is also a member of the Securities Investor Protection Corporation ("SIPC"). The Company's securities activities is limited to introducing and forwarding securities on a fully disclosed basis to a carrying broker-dealer. The Company as a matter of policy does not hold funds or securities for customers or owe money or securities to customers. Pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, Forta is required to maintain minimum net capital of $100,000 and ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. On March 31, 2021, the Forta’s net capital was $292,930 and the aggregate indebtedness to net capital was 67.46%. The Company is exempt from certain provisions of Rule 15c3-3 of the Securities Exchange Act of 1934. Such exemption is in accordance with paragraph (k) (2) (ii) of the Rule.

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

Results of Operations for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020

Revenues

For the three months ended March 31, 2021, revenue increased $1,064,989 to $1,681,995 from $616,680 for the three months ended March 31, 2020. The principal components of the increase in revenue are: revenue of approximately $754,000 from Forta, increased investment management revenue from Sofos of approximately $150,000, and from Mpath of approximately $166,000, as compared to the three months ended March 31, 2020.

For the six months ended March 31, 2021, revenue increased $2,080,917 to $3.389,673 from $1,308,755 for the six months ended March 31, 2020. The principal components of the increase in revenue are: revenue of approximately $1,500,000 from Forta, increased investment management revenue from Sofos of approximately $150,000, and increased revenue from TMN of approximately 180,000, and from Mpath of approximately $325,000, offset by decreased revenue at Financial Gravity Tax of approximately $70,000 as compared to the six months ended March 31, 2020.

Operating Expenses

Cost of services activity increased $8,038 to $22,683 for the three months ended March 31, 2021 from $14,646 for the three months ended March 31, 2020. The three month increase consists of Forta clearing house charges of $13,386, offset by reduction of credit card processing costs, resulting from the disposal of the tax business, of $5,349. Cost of services activity increased $31,573 to $58,230 for the six months ended March 31, 2021 from $26,657 for the six months ended March 31, 2020. The six month increase is principally due to Forta clearing house charges of $27,398 and a Sofos customer settlement of $11,073. The cost of services is credit card processing fees and Forta cost of brokerage services.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses increased $26,428 to $97,074 for the three months ended March 31, 2021 from $70,646 for the three months ended March 31, 2020 This increase is primarily due to an increase in legal fees and accounting arising from Forta operations. Professional services expenses increased $42,825 to $229,804 for the six months ended March 31, 2021 from $186,979 for the six months ended March 31, 2020 This increase is primarily due to an increase in legal fees and accounting arising from Forta operations.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses increased $10,388 to $32,174 for the three months ended March 31, 2021 from $21,785 for the three months ended March 31, 2020. The increase is due to acceleration of depreciation of certain assets. Depreciation and amortization expenses increased $19,697 to $67,504 for the six months ended March 31, 2021 from $47,807 for the six months ended March 31, 2020. The increase is due to acceleration of depreciation of certain assets

General and administrative expenses increased $138,965 to $221,398 for the three months ended March 31, 2021 from $85,903 for the three months ended March 31, 2020. The increase is primarily due to inclusion of Forta's expenses of approximately $148,000 for the period General and administrative expenses increased $376,353 to $558,165 for the six months ended March 31, 2021 from $181,812 for the six months ended March 31, 2020. The increase is primarily due to inclusion of Forta's expenses of approximately $380,000 for the period.

Marketing expenses decreased slightly by $1,238 to $12,234 for the three months ended March 31, 2021 from $13,472 for the three months ended March 31, 2020 Marketing expenses decreased slightly by $1,805 to $32,780 for the six months ended March 31, 2021 from $34,585 for the six months ended March 31, 2020. The decreases are due to the Company shutting down some previous marketing channels, while new channels have yet to be identified and implemented.

Compensation expenses increased $830,475 to $1,400,684 for the three months ended March 31, 2021 from $570,209 for the three months ended March 31, 2020. The increase was principally due to inclusion of Forta's compensation expense (approximately $612,000), increase in Mpath's compensation expense (approximately $35,000) and increases of compensation expenses at Company (approximately $100,000) and an increase at TMN and Sofos (approximately $50,000). Compensation expenses increased $1,586,446 to $2,735,466 for the six months ended March 31, 2021 from $1,149,020 for the six months ended March 31, 2020. The increase was principally due to inclusion of Forta's compensation expense (approximately $1,240,000), increase in Mpath's compensation expense (approximately $80,000) and increases of compensation expenses at Company (approximately $190,000) and an increase at TMN and Sofos (approximately $75,000).

The Company experienced an decrease in its net loss of $55,525 to a net loss of $103,786 for the three months ended March 31, 2021 from a net loss of $162,107 for the three months ended March 31, 2020. The Company experienced an increase in its net loss of $126,759 to a net loss of $298,147 for the six months ended March 31, 2021 from a net loss of $171,352 for the six months ended March 31, 2020. The changes are primarily attributable to the reasons noted above.

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

Commission revenue is derived from the sale of securities, annuities and premiums on life insurance policies. The revenue is recognized when commissions are earned from the sale of securities, and when it is determined that insurance products are sold. Commissions are received after products are sold, issued or in force.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as deferred revenue in the accompanying consolidated balance sheets.

Tax Master Network has five levels of services that are charged and collected on a month-to-month subscription basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement. Subscription income is billed to client credit card monthly, on the monthly anniversary of client sign-up. Tax BluePrint sales are billed to the client after a preliminary assessment and client approval to move forward. Revenue has been recognized in 2021 in the amount of $76,470, that was included in the contract liability at the beginning of the at the end of 2020.

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

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59%, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2020. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash and cash equivalents of $626,685. The increase of $143,831 in cash and cash equivalents from September 30, 2020 was due to net cash used in operating activities of $258,061 and net cash used in investing activities of $2,176, and net cash provided from financing activities of $404,068.

As shown below, at March 31, 2021, our contractual cash obligations totaled approximately $1,440,762, all of which consisted of debt principal.

Maturities by years

Contractual obligations	Less than 1 year	1-3 years	4-5 years	Total

Notes payable	$487,006	$441,796	$221,891	$1,150,694
Lease liability	42,691	196,015	7,297	246,003
Line of Credit	44,065	–	–	44,065
Total contractual cash obligations	$573,762	$637,811	$229,188	$1,440,762

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the six months ended March 31, 2021, the Company reported $3,389,673 in revenue, a net loss of $298,147, an increase in cash used in operations of $258,061, and an accumulated deficit of $7,288,936. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

On May 8, 2020, the Company received a PPP loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700 and $422,900 in February of 2021. PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital of $1,083,945.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of March 31, 2021 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of March 31, 2021. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

Part II Other Information

Item 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. Forta has 16 pending FINRA claims that arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). While the exposure on these cases would not be material, the costs of defense for legal fees may be substantial. Company is evaluating the impact upon operations of the expenses.

Item 1A. RISK FACTORS.

Forta has 16 pending FINRA claims that arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). These income generating investments did not do as well as the stock markets, and the performance has lagged the market. While the exposure on these cases would not be material, the costs of defense for legal fees may be substantial. Company is evaluating the impact upon operations of the expenses.

In December 2020, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. States in which we operate declared states of emergency related to the spread of COVID-19 and issued executive orders directing individuals to stay at their place of residence for an indefinite period of time.

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

Date: May 17, 2021	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By: /s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	May 17, 2021
Scott Winters	(principal executive officer)

/s/ Paul Williams	Vice Chairman, CFO	May 17, 2021
Paul Williams	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	May 17, 2021
John Pollock

/s/ Edward A. Lyon	Director	May 17, 2021
Edward A. Lyon

/s/ Jennifer Winters	Director	May 17, 2021
Jennifer Winters

/s/ William R. Nelson	Director	May 17, 2021
William R. Nelson

