Form 10-Q
period 2021-06-30
Financial Gravity Companies, Inc.
filed 2021-08-27
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and nine Months ended June 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of August 24, 2021 was 91,618,412.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	30-Jun-21	30-Sep-20
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$438,790	$482,854
Trade accounts receivable, net	–	114,970
Right to use lease asset	78,048	259,645
Prepaid expenses and other current assets	526,753	238,324
Total current assets	1,043,590	1,095,793

OTHER ASSETS
Property and equipment, net	42,821	81,712
Proprietary content, net	98,502	143,643
Right to use lease asset	133,716	–
Intellectual property	53,170	53,170
Goodwill	1,094,702	8,475,305

TOTAL ASSETS	$2,466,502	$9,849,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$33,697	$107,674
Accrued expenses	1,318,062	1,067,392
Contract liabilities	58,858	76,470
Deferred rent	99,742	–
Line of credit	38,830	54,112
Lease liability – current	83,432	259,645
Related Party Payables	48,894	69,838
Notes payable	42,788	23,596
Total current liabilities	1,724,303	1,658,727

Notes payable - net of current	439,503	712,982
Lease liability - non-current	170,044	–
Total non-current liabilities	609,547	712,982

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,618,412 shares issued and outstanding as of June 30, 2021 and 83,618,412 shares issued and outstanding as of September 30, 2020.	83,618	83,618
Additional paid-in capital	14,446,063	14,385,086
Accumulated deficit	(14,397,029)	(6,990,790)
Total stockholders’ equity	132,653	7,477,914

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,466,502	$9,849,624

The accompanying notes are a n integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended June 30, 2021 and 2020

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Total Revenue
Broker Dealer Income	$244,470	$–	$767,284	$–
Investment Management Fee	1,068,885	581,430	2,901,543	1,329,146
Service Income	363,304	366,061	1,397,504	920,433
Total Revenue	1,676,659	947,491	5,066,332	2,249,580

Operating Expenses
Cost of services	29,166	17,659	87,396	44,317
Professional services	123,077	61,681	352,881	243,881
Depreciation and amortization	21,594	38,636	89,098	86,443
General and administrative	342,023	168,084	896,438	348,158
Marketing	23,249	56,865	56,029	90,999
Salaries and wages	1,535,930	867,330	4,271,396	2,014,413
Total Operating Expenses	2,075,039	1,210,254	5,753,239	2,828,211

Operating Loss	(398,381)	(262,763)	(686,907)	(578,631)
Other income (expense)	661,045	(20,747)	661,045	129,253
Loss on impairment of Goodwill	(7,380,603)	–	(7,380,603)	–
Interest expense	(1,538)	12,341	(3,808)	11,867

Total other (expense) income	(6,721,096)	(8,406)	(6,723,366)	141,120

Net Loss before Income taxes	(7,119,477)	(271,169)	(7,410,273)	(437,511)

Income Taxes	(7,634)	–	(4,034)	–

Net (Loss)	$(7,111,843)	$(271,170)	$(7,406,240)	$(437,511)

Loss Per Share - Basic	$(0.09)	$(0.01)	$(0.12)	$(0.01)
Loss Per Share - Diluted	$(0.08)		$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine-month periods ended June 30, 2021 and 2020

(Unaudited

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2019	41,436,033	$41,436	$7,391,592	$(6,199,115)	$1,233,913
Stock based employee compensation expense	–	–	36,147	–	36,147
Stock options exercised	12,799	13	170	–	183
Private Placement stock issue	75,757	76	24,924	–	25,000
Stock issued in exchange for services	382,932	383	49,617	–	50,000
Forta acquisition	41,115,527	41115	6,784,021	–	6,825,136
Net loss	–	–	–	(437,512)	(437,512)
Balance at June 30, 2020	83,023,048	$83,023	$14,286,471	$(6,636,627)	$7,732,867

Balance at March 31, 2020	41,524,589	$41,525	$7,425,269	$(6,365,456)	$1,101,337
Stock based employee compensation expense	–	–	27,564	–	27,564
Stock issued in exchange for services	382,932	383	49,617	–	50,000
Forta acquisition	41,115,527	41,115	6,784,021	–	6,825,136
Net loss	–	–	–	(271,170)	(271,170)
Balance at June 30,2020	83,023,048	$83,023	$14,286,471	$(6,636,627)	$7,732,867

Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914
Stock based employee compensation expense	–	–	60,978	–	60,978
Net loss	–	–	–	(7,406,240)	(7,406,240)
Balance at June 30, 2021	83,618,412	$83,618	$14,446,063	$(14,397,030)	$132,653

Balance at March 31, 2021	83,618,412	$83,618	$14,451,172	$(7,285,186)	$7,249,604
Stock based employee compensation expense	–	–	(5,107)	–	(5,107)
Net loss	–	–	–	(7,111,844)	(7,111,844)
Balance at June 30,2021	83,618,412	$83,618	$14,446,063	$(14,397,030)	$132,653

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,

(Unaudited)

	Nine Months Ended June 30,2021	Nine Months Ended June 30,2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,406,240)	$(437,511)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89,098	86,443
Stock based compensation	97,463	12,228
Stock options issued for services	–	50,000
Right of use of lease asset	64,962	–
Loss on impairment of Goodwill	7,380,603	–
Forgiveness of PPP loans	(661,045)	–
Changes in operating assets and liabilities:
Receivables	114,970	87,259
Prepaid expenses and other current assets	(288,430)	(168,835)
Accounts payable – trade	(73,976)	(40,215)
Accrued expenses and other liabilities	239,818	27,454
Related Party Payable	(20,944)	–
Deferred revenue	(14,007)	(24,664)
Deferred rent	91,136	–
Notes payable - current	19,192	–
Lease liability	(45,410)	–
Net cash provided by (used in) operating activities	(412,807)	(407,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from Forta acquisition	–	710,154
Cash paid for purchase of property and equipment	(3,540)	(829)
Net cash used in investing activities	(3,540)	709,325

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit
Proceeds from notes payable	422,900	283,614
Payments on notes payable	(35,335)	(11,893)
Payments on line of credit	(15,282)	(4,935)
Proceeds from the sale of common stock	–	25,000
Net cash provided by financing activities	372,283	291,786

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,064)	593,269

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	482,854	36,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$438,790	$629,322

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,538	$5,624
Taxes	$–	$–

The accompanying notes are in integral par these consolidated financial statements

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Financial Gravity Companies, Inc., and subsidiaries (the “Company”) is headquartered in Austin Texas, with locations in Allen, Texas, Denver, Colorado and Cincinnati, Ohio. The currently operating wholly owned subsidiaries of the Company include:

Sofos Investments, Inc. (“Sofos”). Sofos is a registered investment advisor (“RIA”), registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including money management, financial planning, and wealth management. Sofos commenced its money management services in late 2020, and by June 30, 2021 had in excess of $150,000,000 in assets under management.

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

TMN also provides CPAs, Enrolled Agents, and other tax professionals a system for marketing, selling, and fulfilling tax-planning engagements. The system rests on two proprietary SAAS-based applications, the Tax Ninja software, which uses non-technical language in written reports introducing clients to tax-saving concepts and strategies; and the Tax Operating System®, which automates implementation of tax strategies. The system also includes: 1) marketing and practice-management tools and resources; 2) access to the Technical Training Center and the Sales Training Center to support members; 3) the monthly Fueled program which promotes personal development education; 4) the weekly Tax Beat client newsletter (a client newsletter); and 5) the Certified Tax Master® designation (which identifies members as offering special training not usually available to clients). TMN membership also includes the option to participate in the Financial Advisor Technical Education (FATE) program, which serves two goals: 1) it helps tax planners do a better job helping clients manage tax exposure in their investment portfolios; and 2) it gives members a proprietary "done for you" path into the investment advisory business.

MPath Advisor Resources, LLC (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. This is a new venture that will be focused upon insurance marketing and will capture business synergies in the sale of insurance products by financial advisors with TMN and with Forta.

Forta Financial Group, Inc. (“Forta”) is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado and has independent advisors and representatives in other states.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at financial institutions located throughout the United States, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Cash does not include the net capital deposit of approximately $100,000 at First Clearing, which is recorded on the balance sheet with prepaid expenses and other current assets.

Noncash financing and investing activities on the Statement of Cash Flows includes $661,045 of debt forgiveness related to PPP loans for the three and nine months ended June 30, 2021.

Receivables

Trade accounts receivable are carried at the invoiced amount less an estimate made for doubtful accounts based on management’s review of outstanding balances. The collectability of the Company’s accounts receivable is reviewed on an ongoing basis, using historical payment trends and a review of specific accounts. Accounts receivable are written off after all reasonable collection efforts have been exhausted and when management determines the amounts to be uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $0 as of June 30, 2021 and September 30, 2020, respectively.

In the normal course of business, the Company may extend credit to its customers, on an unsecured basis, substantially all of whom are in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Prepaid Expenses and other current assets

Prepaid expenses consist of expenses the Company has paid for prior to the service or good being provided. These prepaid expenses will be recorded as expense at the time the service has been provided. This asset group also includes an accrued income asset, for Investment Management Fees, which are billed and collected in arrears. The Accrued Income balance as of June 30, 2021 is $285,175. This accounting is pursuant to recently revised accounting policies, which improve reporting accuracy, and as such, there are no prior meaningful comparative balances. The Company will report comparative balances when available.

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

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During each of the three and nine Months ended June 30, 2021 and 2020, the Company recorded amortization expense of $16,364 and $16,320 for the three months, and $49,903 and $49,138 for the nine months, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2021 was $426,598 and $377,505 at September 30, 2020.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2021	$16,185
2022	64,740
2023	17,577
Future amortization	$98,502

Non-compete Agreements

Non-compete agreements entered into as a part of the TMN purchase have been recognized in the accompanying consolidated balance sheets at $26,300, the value attributed to such agreements on the date of the purchase. The non-compete agreements are being amortized on a straight-line basis over the five-year term of the non-compete clause of the agreement. During each of the three months ended June 30, 2021 and 2020, the Company recorded amortization expense of $0 and $1,308 respectively. During each of the nine months ended June 30, 2021 and 2020, the Company recorded amortization expense of $0 and $3,938 respectively on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization was $26,300 at September 30, 2020. This asset is fully amortized and written off, at September 30, 2020.

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property is stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property has an indefinite life and does not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of June 30, 2021 and September 30, 2020.

Goodwill

The Company conducts ongoing annual impairment assessments, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macroeconomic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, an impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the Forta reporting unit is less than its carrying value and that the goodwill associated with the Forta reporting unit has been fully impaired. As such, Management has written off the full amount, $7,380,603, of the recorded goodwill associated with the Forta reporting unit as of June 30, 2021. The factors that Company considered included the loss of investment advisors to competitors or to retirement resulting in substantially reduced revenue and lowered prospects for growth, and the number of claims by former clients that will divert assets away from operations.

Goodwill consists of the following:

	June 30, 2021	September 30, 2020
TMN Goodwill	$1,094,702	$1,094,702
Forta Goodwill	–	7,380,603
Total Goodwill	$1,094,702	$8,475,305

Income Taxes

The Company records federal and state income, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest, penalties or uncertain tax positions as of June 30, 2021 and September 30, 2020.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 83,618,412 and 83,618,412 for the three and nine Months ended June 30, 2021, respectively, and 72,018,838 and 51,669,659 for the three and nine Months Ended June 30, 2020, respectively.

For the three and nine Months ended June 30, 2021, approximately 4,466,284 and 4,466,284, respectively, common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three and nine Months Ended June 30, 2020, approximately 1,351,323 and 1,351,323, respectively, common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

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

Trade accounts receivable are carried only for investment management fees that are billed to and paid by customers. Currently the Company has the ability to pull all fees from the client accounts, and no trade accounts receivable are carried. Client fees due on accounts the Company can pull the fees from, are carried in Accrued Income. The allowance for doubtful accounts was $0 and $0 as of June 30, 2021 and 2020, respectively.

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

The Company received revenue from Sofos’ operations for the nine months ended June 30, 2021 and 2020, respectively, $1,479,481 and $1,019,505, and for the three months ended June 30, 2021 and 2020, respectively, $554,152 and $243,622.

The Company received revenue from Forta’s operations for the nine months and three months ended June 30, 2021 including:

Investment Advisory fees	$515,415	$1,422,745
Commission-based transactions	244,470	767,284
Insurance and Other Service Revenue	45,753	114,570
Other	–	–
Total Revenue	$805,639	$2,304,598

The Company received revenue from TMN’s operations from the following major sources for the nine months and three months ended June 30:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
TMN membership subscriptions	$205,871	$178,463	$653,467	$529,500
Tax Blueprints	67,500	47,500	232,500	134,000
Commissions/Referrals and Other	5,043	41,239	31,154	63,450
Total	$278,415	$267,202	$917,121	$726,950

The Company received revenue from MPath’s operations from insurance sales of $365,131 and $0 for the nine months ended June 30, 2021 and 2020, respectively, and $38,453 and $0 for the three months ended June 30, 2021 and 2020, respectively.

Advertising and Marketing

Marketing costs are charged to operations when incurred. Marketing expenses were $56,029 and $90,999 for the nine months ended June 30, 2021 and 2020, respectively, and $23,249 and $56,865 for the three months ended June 30, 2021 and 2020, respectively.

Stock-Based Compensation

For the three months ended June 30, 2021, the Company reported stock based compensation of $63,508, and for the nine months ended June 30, 2021 $183,751, respectively. For the three and nine months ended June 30, 2020 the Company reported stock based compensation of $50,885 and $67,136, respectively.

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

For the nine months ended June 30, 2021, the Company reported $5,066,332 in revenue, a net loss of $7,406,240, which included the write off of Company’s goodwill related to the investment in Forta of $7,380,603, income recognized from the forgiveness of PPP loans of $661,045, net cash used in operations of $412,807 , cash used in financing activities of $288,762, purchases of assets of $3540, and an accumulated deficit of $14,397,029. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

On February 2, 2021 Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral. The loan may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loan will be eligible for forgiveness.

Company’s plans for expansion include attracting additional clients through marketing efforts with its current and future investment management and insurance agent representatives, as well as increasing the TMN membership and the investment advisory activity of the members to increase assets under management and Company’s revenue. Future growth plans will include efforts to increase advisory headcount through recruiting of individuals advisors and groups of advisors. There is no guaranty that the Company will achieve these objectives.

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

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2020

	FGC	Forta	MPath	Sofos	TMN	TOTAL

Income
Broker Dealer	$–	$151,569	$–	$–	$–	$151,569
Service Income	–	10,737	30,133	11,380	267,202	319,452
Investment Management Fees	–	244,227	–	232,243	–	476,470
Total Income	–	406,533	30,133	243,622	267,202	947,491
Expense
Compensation Expense	408,387	261,426	–	103,835	93,681	867,330
Cost of services	–	11,007	–	–	6,652	17,659
Depreciation Amortization	38,636	–	–	–	–	38,636
General and Administrative	62,817	82,884	2,244	17,440	2,698	168,084
Marketing	31,636	7,414	–	15,639	2,175	56,865
Professional Services	34,258	27,171	–	251	–	61,681
Total Expense	575,734	389,902	2,244	137,165	105,206	1,210,254
Net Operating Income	(575,734)	16,631	27,889	106,458	161,996	(262,763)
Other Income	(20,747)	–	–	–	–	(20,747)
Total Other Income	(20,747)	–	–	–	–	(20,747)

Other Expense
Interest Expense	12,341	–	–	–	–	12,341
Income Taxes	–	–	–	–	–	–
Total Other Expense	12,341	–	–	–	–	12,341
Net Other Income/(Loss)	(8,406)	–	–	–	–	(8,406)
Net Income/(Loss)	$(584,140)	$16,631	$27,889	$106,458	$161,996	$(271,170)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2021

	FG Companies	Forta	Sofos	Mpath	TMN	TOTAL

Broker Dealer	$–	$244,470	$–	$–	$–	$244,470
Service Income	–	45,753	683	38,453	278,415	363,304
Investment Management Fees	–	515,415	553,469	–	–	1,068,884
Total Income	–	805,638	554,152	38,453	278,415	1,676,658

Expense
Compensation Expense	484,310	723,069	219,200	10,850	98,500	1,535,929
Cost of services	–	18,310	–	–	10,856	29,166
Depreciation & Amortization	5,105	125	–	–	16,364	21,594
General and Administrative	119,793	190,687	4,462	7,386	19,695	342,023
Marketing	7,488	5,233	–	681	9,846	23,248
Professional Services	54,551	49,690	3,889	–	14,947	123,077
Total Expense	671,247	987,114	227,551	18,917	170,208	2,075,037
Net Ordinary Income	(671,247)	(181,476)	326,601	19,536	108,207	(398,379)

Other Income
Loan Forgiveness	283,345	377,700	–	–	–	661,045
Total Other Income	283,345	377,700	–	–	–	661,045

Other Expense
Interest Expense	903	635	–	–	–	1,538
Income Taxes	(64,562)	56,928	–	–	–	(7,634)
Loss on impairment of Goodwill	7,380,603	–	–	–	–	7,380,603
Total Other Expense	7,316,944	57,563	–	–	–	7,374,507
Net Other Income	(7,033,599)	320,137	–	–	–	(6,713,462)
Net Income/(Loss)	$(7,704,846)	$138,661	$326,601	$19,536	$108,207	$(7,111,843)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR NINE MONTHS ENDED JUNE 30, 2020

	FGC	FGT	Forta	MPath	Sofos	TMN	TOTAL

Income
Broker Dealer	$–	$–	$151,569	$–	$–	$–	$151,569
Service Income	(3,263)	69,721	10,737	30,133	39,545	726,950	873,824
Investment Management Fees	–	–	244,227	–	979,959	–	1,224,187
Total Income	(3,263)	69,721	406,533	30,133	1,019,505	726,950	2,249,580
Gross Profit	(3,263)	69,721	406,533	30,133	1,019,505	726,950	2,249,580

Expense
Compensation Expense	1,120,858	(78)	261,426	1,972	385,049	245,186	2,014,413
Cost of services	–	4,410	11,007	–	–	28,899	44,317
Depreciation Amortization	72,094	–	–	–	–	14,350	86,443
General and Administrative	211,992	1,620	82,884	2,655	25,235	23,772	348,158
Marketing	54,899	2,411	7,414	–	20,158	6,117	90,999
Professional Services	212,815	–	27,171	–	897	2,997	243,881
Total Expense	1,672,658	8,363	389,903	4,627	431,339	321,320	2,828,211
Net Operating Income	(1,675,922)	61,358	16,631	25,506	588,166	405,630	(578,631)
Other Income	129,253	–	–	–	–	–	129,253
Total Other Income	129,800	–	–	–	–	–	129,800

Other Expense
Interest Expense	5,678	–	–	–	–	(55)	5,624
Income Taxes	–	–	(14,123)	–	–	–	(14,123)
Total Other Expense	5,678	–	(14,123)	–	–	(55)	(8,500)
Net Other Income/(Loss)	124,122	–	14,123	–	–	55	138,300
Net Income/(Loss)	$(1,548,980)	$61,358	$30,754	$25,506	$588,166	$405,685	$(437,511)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR NINE MONTHS ENDED JUNE 30, 2021

	FG Companies	Forta	Sofos	Mpath	TMN	TOTAL

Income
Broker Dealer	$–	$767,284	$–	$–	$–	$767,284
Service Income	–	114,570	683	365,131	917,121	1,397,505
Investment Management Fees	–	1,422,745	1,478,798	–	–	2,901,543
Total Income	–	2,304,599	1,479,481	365,131	917,121	5,066,332

Expense
Compensation Expense	1,389,281	1,959,331	531,973	96,311	294,500	4,271,396
Cost of services	0	45,846	11,074	–	30,476	87,396
Depreciation & Amortization	60,083	284	–	–	28,731	89,098
General and Administrative	201,983	569,240	16,670	16,707	91,839	896,439
Marketing	17,525	17,584	132	1,135	19,653	56,029
Professional Services	169,302	137,628	3,889	175	41,886	352,880
Total Expense	1,838,174	2,729,913	563,738	114,328	507,085	5,753,238
Net Ordinary Income	(1,838,174)	(425,314)	915,743	250,803	410,036	(686,906)

Other Income
Loan Forgiveness	283,345	377,700	–	–	–	661,045
Total Other Income	283,345	377,700	–	–	–	661,045
	283,345	377,700	–	–	–	661,045

Other Expense
Interest Expense	3,173	635	–	–	–	3,808
Income Taxes	199,820	(203,854)	–	–	–	(4,034)
Loss on impairment of Goodwill	7,380,603	–	–	–	–	7,380,603
Total Other Expense	7,583,596	(203,219)	–	–	–	7,380,377
Net Other Income	(7,300,251)	580,919	–	–	–	(6,719,332)
Net Income/(Loss)	$(9,138,425)	$155,605	$915,743	$250,803	$410,036	$(7,406,240)

4.	BUSINESS ACQUISITION

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

Assets Acquired and Liabilities Assumed

Forta Financial Group, Inc.

Assets Acquired and Liabilities Assumed

As of May 21, 2020

PURCHASE PRICE	$7,652,415
ASSETS
Current Assets
Cash	710,154
Accounts Receivable	20,882
Other Current Assets	135,056
Total Current Assets	866,093
Other Assets	582,330
TOTAL ASSETS	1,448,423

LIABILITIES
Liabilities
Current Liabilities
Total Accounts Payable	18,215
Total Other Current Liabilities	710,131
Total Current Liabilities	728,346
Long-Term Liabilities
Total Long-Term Liabilities	448,265
Total Liabilities	1,176,611
Goodwill	$7,380,603

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

	Estimated Service Lives	June 30, 2021	September 30, 2020
Furniture, fixtures and equipment	2 to 5 years	$60,442	$407,580
Internally developed software	5 years	152,000	152,000
		212,442	559,580
Less accumulated depreciation and amortization		(169,621)	(477,868)
		$42,821	$81,712

Depreciation expense was $5,230 and $21,009 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $47,775 and $33,367 during the nine months ended June 30, 2021 and 2020 respectively.

6.	INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Intellectual property at September 30, 2020	$53,170
Intellectual property purchased at cost	–
Intellectual property at June 30, 2021	$53,170

7.	LEASES

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

Total Company rent expense for the three months ended June 30, 2021 and 2020 respectively was $106,543, and $59,115. Total Company rent expense for the nine months ended June 30, 2021 and 2020, respectively was $241,168 and $123,703. The rent expense for the three and nine months ended June 30, 2021 include a final settlement of the termination of the Allen lease, of $66,000. The Forta lease for its Greenwood Village premises was renegotiated. As part of the lease amendment entered into with the lessor in December 2020, the rent owed for September to December 2020 was deferred and will be paid over the term of the amended lease.” The difference between rental expense and rental payments is recorded as deferred rent in the accompanying consolidated balance sheets. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Company also has short term leases that are insignificant in its other locations.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

Denver Lease
Rental Payments
2021	$49,129
2022	139,721
2023	141,630
2024	47,369

Total Rental Payments	$377,849
Less: Deferred Rent	(99,742)
Interest	(24,631)
Net Rental Payments	$253,476

8.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is supported by the personal guarantee of John Pollock. Line of credit balance was $38,830 and $54,112 at June 30, 2021 and September 30, 2020, respectively.

9.	NOTES PAYABLE

On April 19, 2020, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority, however the abatement was denied. The outstanding balance on June 30, 2021 and September 30, 2020, were $18,897 and $23,534 respectively.

On August 31, 2020, the Company entered into an agreement with John DuPriest (DuPriest), a former officer of Forta, in settlement pursuant to employment termination. The parties entered into an unsecured promissory note to DuPriest in the amount of $52,000.00, bearing interest of 5%, payable over 26 months beginning with January 15, 2021 through February 15, 2023. The balance at June 30, 2021 and September 30, 2020 were $40,494 and $52,000, respectively.

On February 2, 2021 Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, are guaranteed by the federal government, and does not require collateral. The loan may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness, which would result in an increase in capital.

Two PPP loans received in May 2020 were forgiven in April 2021, $283,345, and in June 2021, $377,700, resulting in income from those forgivenesses.

The Company’s maturities of debt subsequent to June 30, 2021 are as follows:

2021	$254,238
2022	217,611
2023	10,442
Total debt	$482,291

10.	ACCRUED EXPENSES

Accrued expenses increased by $225,359 for the nine months ending June 30, 2021 to $1,292,751 from $1,067,392 as of September 30, 2020. Accrued expenses consist of the following at June 30:

	30-Jun-21	30-Sep-20
SAR Liability	$154,567	$31,793
Accrued payroll	138,096	105,458
Commissions payable	80,586	16,783
State Tax liability	0	3,165
Federal Tax liability	0	3,355
Credit Cards	(401)	12,798
Other Accounts payable	765,117	699,117
Accrued operating expenses	97,345	194,923
Accrued E&O liability	82,752	–
Total accrued expenses	$1,318,062	$1,067,392

11.	INCOME TAXES

For the three months ending June 30, 2021 and 2020, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at June 30, 2021 and September 30, 2020:

	30-Jun-21	30-Sep-20
Net non-current deferred tax assets:
Net operating loss carry-forward	$1,250,479	$1,314,515
Property and equipment	4,329	4,329
Total	1,254,808	1,318,844
Net non-current deferred tax liabilities:
Intangible assets	(7,221)	(7,221

Net	1,247,587	1,311,623
Less valuation allowance	(1,247,588)	(1,311,623
Net deferred taxes	$–	$–

12.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

Forta has 16 pending FINRA claims that arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). Most of the claims arise from investments prior 2015. None of the registered representatives that recommended these alternative investments is currently associated with Forta. The total amount of the pending claims is in excess of $3,000,000 and the Company is in the process of determining the best approach to respond to the claims.   Based on the status of the claims with FINRA, management cannot reasonably estimate a potential range of losses or settlements of the claims. Forta is evaluating how best to resolve the claims. Forta no longer generates significant revenue from brokerage activity like the sale of alternative investments and the continuing need for a broker dealer will be evaluated by Company.

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

The financial markets demonstrated significant volatility in reaction to the virus outbreak. There has been considerable strain on companies in many sectors of the economy. Investors suffered significant decreases in the value of their investment portfolios, and the economy has significantly shut down. While the economy has reopened, the Delta variant may impact the Company. During periods of high volatility and uncertainty many investors choose to stop ongoing investment activity and sit on the sidelines until the markets become more stable.

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

During the nine months ended June 30, 2021 the Company sold 0 shares, for $0 and during the nine months Ended June 30, 2020, respectively, the Company sold 75,757, for $25,000.

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

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.834%, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2020 and 87.67% in 2021. SAR awards are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

Stock option and stock appreciation rights activity is summarized as follows:

	Shares Under Option	Value of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2019	2,788,476	550,455	$0.29	81 months
Granted	5,600,000	1,361,200	$0.23	108 months
Exercised	(116,375)	(13,850)	$0.09	87 months
Canceled or expired	(1,299,405)	(1,845,870)	$0.27
Outstanding - September 30, 2020	6,972,696	51,935	$0.17	100 months
Granted	187,500	45,956	$0.25	118 months
Exercised	–	–	$–
Canceled or expired	–	–	$–
Outstanding - June 30, 2021	7,160,196	97,891	$0.23	98 months

Exercisable - June 30, 2021	2,693,912		$0.25	85 months

Unamortized share-based compensation expense as of June 30, 2021 amounted to $382,874 which is expected to be recognized over the next 4.3068 years.

Total compensation expense, included in salaries and wages, of previously unamortized stock compensation for the three months ended June 30, 2021 and 2020 was $54,034 and $50,885, respectively, and for the nine months ended June 30, 2021 and 2020, respectively, was $158,184 and $67,136.

On November 27, 2019, the 2016 Plan was amended to allow grants of other equity related rights, including Stock Appreciation Rights. During the three and nine months ended June 30, 2021, 0 and 0 options and SARs were granted, respectively.

15.	RELATED PARTY TRANSACTIONS

As a result of the acquisition of the TMN business in 2016, the Company is obligated to make payments to TaxTuneup, LLC, which is an entity owned by Edward A. Lyon (a current board member), each month totaling $16,500. The total paid under these agreements was $49,500 and $49,500 for the three months ended June 30,2021 and 2020 respectively, and $148,500 and $148,500 for the nine months ended June 30, 2021 and 2020 respectively.

On April 12, 2020, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76% and will be repaid in six equal installments of $2,520, beginning July 1, 2020. The balance of the loan at June 30, 2021 was $5,259 and at September 30, 2020 was $5,152.

In addition, there are payables owed to Mr. Pollock of approximately $51,000 related to services rendered by him to Company, and $10,000 owed to a former principal of TMN for services rendered. There is no specific due date on these obligations, but Company plans are substantial reductions in the amounts owing this fiscal year.

16.	SUBSEQUENT EVENTS

 In March 1, 2021 Company entered into a merger agreement with NCW Group, Inc. The consummation of the merger was completed in July of 2021 and Company issued 8,000,000 shares of its common stock in exchange for 100% ownership of the NCW Group, Inc. The owners of the two companies and some staff have become employees of Company , and NCW has ceased to exist.

The number of FINRA claims against Forta has increased to 22 as of August 2021. The claims that arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). Most of the claims arise from investments prior 2015. None of the registered representatives that recommended these alternative investments is currently associated with Forta. The total amount of the pending claims is in excess of $3,000,000 and the Company is in the process of determining the best approach to respond to the claims. Based on the status of the claims with FINRA, management cannot reasonably estimate a potential range of losses or settlements of the claims. Forta is evaluating how best to resolve the claims. Forta no longer generates significant revenue from brokerage activity like the sale of alternative investments and the continuing need for a broker dealer will be evaluated by Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” included in this Form 10-Q for the nine months ended June 30, 2021.

Plan of Operations

Financial Gravity is a parent company of financial services companies including brokerage, financial advisor services and wealth management, insurance, estate planning, family office services, risk management, business and personal tax planning, and business consulting. Financial Gravity's mission is to bring together companies and services that will deliver a complete financial services experience to our clients.

Financial Gravity’s Subsidiaries:

Forta Financial Group, Inc.

Forta is a securities broker dealer, a registered investment advisor and a licensed insurance agency. Forta is a registered investment advisor with the Securities and Exchange Commission (''SEC") and with a registered broker-dealer with the Financial Industry Regulatory Authority ("FINRA"). Forta is also a member of the Securities Investor Protection Corporation ("SIPC"). The Company's securities activities is limited to introducing and forwarding securities on a fully disclosed basis to a carrying broker-dealer. The Company as a matter of policy does not hold funds or securities for customers or owe money or securities to customers. Pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, Forta is required to maintain minimum net capital of $100,000 and ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. On June 30, 2021, the Forta’s net capital was $220,583 and the aggregate indebtedness to net capital was 114.29%. The Company is exempt from certain provisions of Rule 15c3-3 of the Securities Exchange Act of 1934. Such exemption is in accordance with paragraph (k) (2) (ii) of the Rule.

Sofos Investments, Inc.

Sofos is a Registered Investment Advisory firm. Sofos manages investment portfolios and is a registered investment advisor engaged in financial planning and wealth management and is registered either with the Securities and Exchange Commission “SEC” or state securities authorities.

MPath Advisor Resources, LLC (“MPath”) MPath is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Tax Master Network, LLC

Tax Master Network (“TMN”) supports over 300 CPAs and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. Company believes that TMN customer base adds significant business development opportunities in the investment advisory area. The Company developed the Certified Tax Master® for this group and rolled out new client systems and client acquisition systems. TMN also provides tax services through its “Tax Blueprint®” system which identifies several strategies for lowering the client's taxes.

Results of Operations for the three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020

Revenues

For the nine months ended June 30, 2021, revenue increased $2,816,752 to $5,066,332 from $2,249,580 for the nine months ended June 30, 2020. The principal components of the increase in revenue are: revenue of approximately $1,900,000 from Forta, increased investment management revenue from Sofos of approximately $458,000, and increased revenue from TMN of approximately 190,000, and from Mpath of approximately $365,000, offset by decreased revenue at Financial Gravity Tax of approximately $70,000 as compared to the nine months ended June 30, 2020.

For the three months ended June 30, 2021, revenue increased $735,835 to $1,676,659 from $947,491 for the three months Ended June 30, 2020. The principal components of the increase in revenue are: revenue of approximately $400,000 from Forta, increased investment management revenue from Sofos of approximately $321,000, and increased revenue from TMN of approximately 11,000, and from Mpath of approximately $38,000.

Operating Expenses

Cost of services activity increased $11,507 to $29,166 for the three months ended June 30, 2021 from $17,659 for the three months ended June 30, 2020. The three month increase consists of an increase in Forta clearing house charges of $7,000, and an increase in TMN credit card processing charges of approximately $4,000, due to increased membership. Cost of services activity increased $42,613 to $87,396 for the nine months ended June 30, 2021 from $44,317 for the nine months Ended June 30, 2020. The nine month increase is principally due to an increase in Forta clearing house charges of approximately $34,000 and a Sofos customer settlement of $11,073. The cost of services is credit card processing fees and Forta cost of brokerage services.

Professional services expenses include legal expenses , professional fees, and business consulting. Professional services expenses increased $61,396 to $123,077 for the three months ended June 30, 2021 from $61,681 for the three months ended June 30, 2020 This increase is primarily due to an increase in legal fees and accounting arising from Forta operations. Professional services expenses increased $118,000 to $352,881 for the nine months ended June 30, 2021 from $243,881 for the nine months Ended June 30, 2020 This increase is primarily due to an increase in legal fees and accounting arising from Forta operations.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $17,042 to $21,594 for the three months ended June 30, 2021 from $38,636 for the three months ended June 30, 2020. The decrease is due to a significant number of assets becoming fully depreciated. Depreciation and amortization expenses increased $2,655 to $89,098 for the nine months ended June 30, 2021 from $86,443 for the nine months Ended June 30, 2020.

General and administrative expenses increased $175,677 to $342,023 for the three months ended June 30, 2021 from $168,084 for the three months ended June 30, 2020. The increase is primarily due to a final rent settlement on the termination of the Allen lease, of $66,000, and increase of Forta's expenses of approximately $108,000 for the period, and an increase in TMN G&A of $17,000. General and administrative expenses increased $548,280 to $896,438 for the nine months ended June 30, 2021 from $348,158 for the nine months Ended June 30, 2020. The drivers of the increase are the same categories as in the three month increases.

 Marketing expenses decreased by $33,166 to $23,249 for the three months ended June 30, 2021 from $56,865 for the three months ended June 30, 2020 Marketing expenses decreased by $34,970 to $56,029 for the nine months ended June 30, 2021 from $90,999 for the nine months Ended June 30, 2020. The decreases are due to the Company shutting down some previous marketing channels, while new channels have yet to be identified and implemented.

Compensation expenses increased $643,033 to $1,510,363 for the three months ended June 30, 2021 from $867,330 for the three months ended June 30, 2020. The three month increase is principally due to an increase in commissions of approximately $350,000, an increase in FGC compensation of approximately $55,000 and an increase in Forta non-commission compensation of approximately, $205,000. Compensation expenses increased $2,231,416 to $4,271,396 for the nine months ended June 30, 2021 from $2,014,413 for the nine months Ended June 30, 2020. The increase is principally comprised of an increase in commissions, $1,240,000, increased Forta non-commission compensation, $740,000, and an increase in FGC compensation $150,000.

The Company experienced an increase in its net loss of $6,845,684 to a net loss of $7,111,843 for the three months ended June 30, 2021 from a net loss of $266,159 for the three months ended June 30, 2020. The Company experienced an increase in its net loss of $6,968,728 to a net loss of $7,406,240 for the nine months ended June 30, 2021 from a net loss of $437,512 for the nine months Ended June 30, 2020. The changes are primarily attributable to loan forgiveness on PPP loans, in combination with the reasons noted above.

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

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59%, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2020 and is based on risk-free rate of 0.834%, dividend yield of 0%, expected life of 10 years and volatility of 87.68% in 2021. SAR awards are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash and cash equivalents of $435,040. The decrease of $194,282 in cash and cash equivalents from September 30, 2020 was due to net cash provided by operating activities of $98,019 net cash used in investing activities of $3,540, and net cash used in operations of $412,807.

As shown below, at June 30, 2021, our contractual cash obligations totaled approximately $799,227, all of which consisted of debt principal and lease obligations.

Maturities by years

Contractual obligations	Less than 1 year	1-3 years	Total

Notes payable	$254,238	$228,053	$482,291
Lease liability	83,432	170,044	253,476
Line of Credit	38,830	–	38,830
Total contractual cash obligations	$385,417	$413,811	$799,227

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the nine months ended June 30, 2021, the Company reported $5,066,332 in revenue, a net loss of $7,406,240, net cash used in operations of $412,807, and an accumulated deficit of $14,397,029. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

In in February of 2021, Forta received a PPP loan of $422,900. The loan may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loan will be eligible for forgiveness, which would result in an increase in capital of $422,900.

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 7 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of June 30, 2021 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of June 30, 2021. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

No changes in Internal Control over Financial Reporting have been made since fiscal year end 2020.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. As indicated in the Subsequent Events the number of FINRA claims against Forta has increased to 22 as of August 2021. The claims arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). Most of the claims arise from investments prior 2015. None of the registered representatives that recommended these alternative investments is currently associated with Forta. The total amount of the pending claims is in excess of $3,000,000 and the Company is in the process of determining the best approach to respond to the claims. Based on the status of the claims with FINRA, management cannot reasonably estimate a potential range of losses or settlements of the claims. Forta is evaluating how best to resolve the claims. Forta no longer generates significant revenue from brokerage activity like the sale of alternative investments and the continuing need for a broker dealer will be evaluated by Company.

Item 1A. RISK FACTORS.

Forta has 20 pending FINRA claims that arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). These income generating investments did not do as well as the stock markets, and the performance has lagged the market. While the exposure on these cases would not be material, the costs of defense for legal fees may be substantial. Company is evaluating the impact upon operations of the expenses.

In December 2020, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency.7 States in which we operate declared states of emergency related to the spread of COVID-19 and issued executive orders directing individuals to stay at their place of residence for an indefinite period of time.

The financial markets demonstrated significant volatility in reaction to the virus outbreak. There has been considerable strain on companies in many sectors of the economy. Investors suffered significant decreases in the value of their investment portfolios, and the economy has significantly shut down. While the economy has reopened, the Delta variant may impact the Company. During periods of high volatility and uncertainty many investors choose to stop ongoing investment activity and sit on the sidelines until the markets become more stable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2021	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2021	By: /s/ Todd Oligino
Todd Oligino
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	August 27, 2021
Scott Winters	(principal executive officer)

/s/ Todd Oligino	CFO	August 27, 2021
Todd Oligino	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	August 27, 2021
John Pollock

/s/ Edward A. Lyon	Director	August 27, 2021
Edward A. Lyon

/s/ Jennifer Winters	Director	August 27, 2021
Jennifer Winters

/s/ William R. Nelson	Director	August 27, 2021
William R. Nelson

