Form 10-K
period 2021-09-30
Financial Gravity Companies, Inc.
filed 2021-12-30
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Financial Gravity Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	001-34770	20-4057712
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2501 Ranch Road 620 South, Suite 110, Lakeway, Texas 78734

(Address of Principal Executive Offices)

800-588-3893

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A		N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

As of September 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $286,356 based on the last sales price of the issuer’s Common Stock, as reported by OTC Markets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of December 29, 2021 was 91,806,412.

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

ii

PART I

Item 1. BUSINESS.

General

Financial Gravity Companies, Inc. (the “Company”) is headquartered in Austin Texas, with locations in Denver, Colorado, Monterey, California and Cincinnati, Ohio. Company, along with its subsidiary companies, supports investment advisors and provides tax professionals with a turnkey family office charter. Company helps the tax professionals evolve from the commoditized business of tax compliance to a Family Office Director that runs and manages their own multi-family office. Family Office Directors are able to leverage the Financial Gravity systems, technology, proprietary resources, and deep domain expertise to bring an elevated and holistic financial service experience to their clients that spans proactive tax planning, retirement and estate planning, wealth management, and risk mitigation.

The currently operating wholly owned subsidiaries of the Company include:

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

Financial Gravity Family Office Services, LLC (“FGFOS”) is a registered investment advisor that offers investment management advice to clients through independent investment advisors. Many of the independent investment advisors are members of TMN that are licensed to provide investment management advice. FGFOS provides support for the multi-family offices run by the TMN members.

Financial Gravity Asset Management, Inc., formerly Sofos Investment Management, Inc. (“FGAM”) is a registered investment advisor, registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses, including money management, financial planning, and wealth management. FGAM commenced its money management services in late 2020, and by September 30, 2021 had in excess of $170,000,000 in assets under management.

Financial Gravity Enhanced Markets, LLC, formerly, MPath Advisor Resources, LLC (“FGEM”) is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. This is a new venture that will be focused upon insurance marketing and will capture business synergies in the sale of insurance products by financial advisors with TMN and with Forta.

Forta Financial Group, Inc. (“Forta”) is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado and has independent advisors and representatives in other states. As explained below, management has determined that Forta’s broker/dealer business is no longer viable and has decided to discontinue Forta’s broker/dealer operations. Company is in the process of completing that transition.

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

Employees

As of September 30, 2021, the Company had approximately 27 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

FINRA Arbitrations. Forta had over 20 FINRA claims pending in 2021 that arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). These income generating investments did not do as well as the stock markets, and the performance has lagged the market. While the exposure on these cases would not be material, the costs of defense for legal fees may be substantial. As part of its annual review of the performance of its subsidiaries, Company has decided to discontinue Forta’s broker/dealer operation and that transition is now in progress.

The Company’s performance may be affected by COVID-19. December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The financial markets demonstrated significant volatility in reaction to the virus outbreak, and new variants may contribute to volatility. The effects of such COVID-19 variants on the economy are not known. During periods of high volatility and uncertainty many investors choose to stop ongoing investment activity. Revenues of the Company are adversely affected when investors reduce their investment activities. In addition, over 50%t of Company’s revenues is based upon the value of assets under management. If the investment portfolios of clients decrease in value, investment management fees may also decrease. Any significant shutdown of the economy for a sustained period will affect the Company’s revenue which could lead to losses.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 2501 Ranch Road 620 South, Suite 110, Lakeway, Texas 78734.

TMN’s offices are located in Cincinnati, OH.

Forta has offices in Greenwood Village, Colorado.

Company has offices in Carmel, California.

Item 3. LEGAL PROCEEDINGS.

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. During 2021, Forta had over 20 FINRA arbitrations that were pending. The claims arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). Most of the claims arise from investments prior 2015. None of the registered representatives that recommended these alternative investments is currently associated with Forta. Many of the claims have been settled, and most of the remaining claims are in settlement discussions. The total amount of the currently pending claims may exceed the amount of insurance available. Forta no longer generates significant revenue from brokerage activity like the sale of alternative investments. As part of its annual review of performance of its subsidiaries, Company has decided to discontinue Forta’s broker/dealer operations and that transition is now in progress.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol FGCO.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on September 30, 2021 was 87.

Dividends

The Company has never paid any cash dividends on its common stock, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales/Issuance of Unregistered Securities

During the year ended September 30, 2021, 8,000,000 shares of common stock were issued in connection with the NCW acquisition transaction. During the year ended September 30, 2020, an aggregate of 75,757 shares of the Company’s common stock have been sold for $25,000, 116,375 shares in stock options were exercised for $182 and 382,931 shares were issued for $50,000 in services rendered to the Company.

As a result of the merger with Forta, 41,607,315 shares of stock have been issued to Forta shareholders as of September 30, 2021 with a total of 4,178,564 that remain unissued. As a result of the merger with NCW Group, Inc., 8,000,000 shares were issued to NCW shareholders as of September 30, 2021.

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

Plan of Operations

Financial Gravity Companies, Inc. (“Financial Gravity,” “We” or the “Company”), based in Austin, Texas, was formed specifically to be the parent company of several subsidiaries that provide integrated tax, investment, business, and financial solutions. Financial Gravity’s clients include small businesses, small business owners and high and middle net worth individuals. The Company’s services are focused on helping clients build wealth, most often with investment advice, tax savings, lowering costs and improving efficiency. In addition to expanding through client procurement and organic growth, Financial Gravity intends to pursue acquisitions. The primary acquisition targets currently include individuals and groups that provide investment and financial advice.

Financial Gravity’s Subsidiaries and Reportable Segments:

The following outline briefly describes Financial Gravity’s active subsidiaries and the products and services they offer:

Tax Master Network, LLC, runs the Tax Master Network® (“TMN”) that provides four primary services including monthly subscriptions to the TMN systems, coaching and marketing services. TMN currently supports over 300 Certified Public Accountants (“CPA”) and Enrolled Agent professionals, training them to support clients through tax planning services. TMN’s tax planning services include the Tax Blueprint®, Certified Tax Master®, and the Tax Operating System. In addition, TMN has launched revamped tax operating system and financial advisor business development programs that will assist TMN subscribers in increasing their business activity. The goal is to provide TMN subscribers with a platform for them to enhance their business opportunities in the areas of investment and financial advice and to increase their effectiveness as tax advisors to small businesses and individuals.

Financial Gravity Family Office Services, LLC (“FGFOS”) is a registered investment advisor (“RIA”) that offers financial planning, and wealth management services to clients through independent investment advisors. Many of the independent investment advisors are members of TMN that are licensed to provide investment management advice. FGFOS provides support for the multi-family offices run by the TMN members.

Financial Gravity Asset Management, Inc., formerly Sofos Investment Management, Inc. (“FGAM”), is an RIA, registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses. FGAM had in excess of $170,000,000 in assets under management as of September 30, 2021.

Financial Gravity Enhanced Markets, LLC, formerly, MPath Advisor Resources, LLC (“FGEM”) is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. The advisors with FGFOS access insurance and other related products through FGEM.

Forta Financial Group, Inc. (“Forta”) is a broker-dealer, a registered investment advisor, and a licensed insurance agent. It primarily operates in Colorado. As part of its annual review of the performance of its subsidiaries, Company has decided to discontinue Forta’s broker/dealer operations, and is in the process of completing that transition.

Growth comes from the following reportable segments:

Tax services and financial advisory services, including Tax Blueprint® and Tax Operating System® services through TMN, as well as investment advisory services by TMN subscribers to their clients through FGFOS.

Family Office Services including wealth management services through FGFOS, investment advisory services through FGAM, and insurance services through FGEM.

Future growth is expected to come from these key areas, organic growth, acquisitions, and strategic alliances.

Business Acquisition and Disposition

The Company acquired Forta in 2020 in exchange for stock. However, management has determined that Forta should discontinue operations and Forta is being shut down. The goodwill attributed to the Forta acquisition has been written off in 2021.

In March 1, 2021 Company entered into a merger agreement with NCW Group, Inc. Company issued 8,000,000 shares of its common stock in exchange for 100% ownership of the stock of NCW Group, Inc. The owners of NCW and some staff have resigned from NCW and are employees of Forta. The transaction included transfer of client accounts from NCW to Forta and Sofos. This will generate approximately $500,000 in recurring annual revenue. The value of the assets is based upon the value of the recurring revenue, which is $2,000,000 in aggregate, which is the market value of 8 million shares at the time of issuance (July 26, 2021). The purchase price is allocated to Goodwill.

Revenues

For the year ended September 30, 2021, revenue increased approximately $3,000,000 to $6,672,793 from $3,687480 for the year ended September 30, 2020. The principal drivers for this are an increase in revenue from Forta of approximately $1,625,000, from FGAM of approximately $680,000, from FGEM of approximately $460,000 and from TMN of approximately $150,000. However, management has determined that Forta’s broker/dealer business is no longer viable and has decided to discontinue Forta’s operations, as a result of which Forta will no longer substantially contribute to Company’s revenue.

Operating Expenses

Cost of services increased by $33,559 to $106,630 for the year ended September 30, 2021 from $73,071 for the year ended September 30, 2020, primarily due increased costs at Forta of approximately $22,000, and approximately $11,000 at FGAM.

Professional services expenses include consulting fees, legal expense, professional fees, and business consulting increased approximately $21,000 to $396,755 for the year ended September 30, 2021 from $375,363 for the year ended September 30, 2020. The primary source of the increase was legal fees at Forta related to FINRA claims, reductions of audit and legal fees at Company of approximately $35,000, outside tax preparation fees related to TMN of approximately $40,000, and small increases in expense at the other subsidiaries.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased approximately $55,000 to $111,052 for the year ended September 30, 2021 from $166,586 for the year ended September 30, 2020. The decrease is primarily due to an decrease of expense at Financial Gravity of approximately $86,000, offset by an increase at TMN of approximately $30,000.

General and administrative expenses increased approximately $470,000 to $1,141,570 for the year ended September 30, 2021 from $672,784 for the year ended September 30, 2020. The increase is primarily due increased costs at Forta of approximately $730,000 (reflected a full twelve months of operations), offset by decreases at other subsidiaries including decreases at FGAM of approximately $255,000.

Marketing expenses decreased approximately $47,000 to approximately $78,000 for the year ended September 30, 2021 from $125,161 for the year ended September 30, 2020. The decrease is primarily due to a reduction of costs at Company of approximately $59,000, and net increases at the subsidiaries of approximately $12,000. The variance in expenses reflects a change in marketing efforts influenced by the move toward the independent advisor model at the subsidiaries.

Compensation expenses increased approximately $2,350,000 to approximately $5,540,000 for the year ended September 30, 2021 from $3,186,305 for the year ended September 30, 2020. The increase is primarily due to an increase in executive compensation at Financial Gravity of approximately $443,000, the increase of compensation at Forta of approximately $1,627,000 that includes a full twelve months, and increases at FGEM and FGAM reflected increased commissions from higher revenue by independent advisors of approximately $260,000.

The Company experienced an increase in net loss of approximately $6,630,000 to a net loss of approximately $7,423,000 for the year ended September 30, 2021 from a net loss of $791,675 for the year ended September 30, 2020, primarily attributable to a decrease in ordinary loss of approximately $208,000 for the reasons noted above, and the write-off of Goodwill of $7,380,603, offset by the income related to forgiveness of PPP loans of $661,045.

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

The Company earns commission when it buys and sells securities and various insurance products on behalf of its customers. Each time a customer enters into a buy or sell transaction, the Company charges a commission. Commissions and related clearing expenses are recorded on the trade date (the date that the Company fills the trade order by finding and contracting with a counterparty and confirms the trade with the customer), and commission revenue from the sale of premiums on life insurance policies is recognized as the policy is accepted by the insurer.

The Company generates services income which is recognized as consulting and other professional services are performed by the Company. Income is recognized as services are delivered. Revenue represents gross billings less discounts, net of sales tax, as applicable. Amounts invoiced for work not yet completed are shown as contract liabilities in the accompanying consolidated balance sheets. Accrued revenue is carried only for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of September 30, 2021 and 2020, respectively. In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

The Company received revenue from FGAM operations that are primarily from investment management fees, including money management fees. Investment management fees are based upon a percentage of assets under management and totaled $2,076,383 for the fiscal year ending September 30, 2021, and $1,395,877 for the fiscal year ending September 30, 2020.

The Company received revenue from Forta’s operations during the fiscal year ending September 30, 2021, and from May 21, 2020 through fiscal year ending September 30, 2020 including:

	2021	2020
Investment Advisory fees	$1,774,561	$757,290
Commission-based transactions	963,297	436,024
Insurance and Other Service Revenue	157,206	77,024
Total Revenue	$2,895,064	$1,270,339

TMN charges month-to-month subscription fees to its members. None of these subscription programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships.

The Company received revenue from TMN’s operations from the following sources during the fiscal year ending September 30,2021 including:

	2021	2020
TMN membership subscriptions:	$857,699	$733,838
Tax Blueprints:	255,000	224,000
Commissions/Referrals:	46,462	61,889
Miscellaneous:	5,195	(1,715)
Total:	$1,164,356	$1,018,012

The Company received revenue from FGEM’s operations from insurance sales of $536,990 during the fiscal year ending September 30, 2021 from $73,882 in fiscal year 2020.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.88% in the year ended September 30, 2021 and 1.32% in 2020, dividend yield of 0%, expected life of 10 years and volatility of 87.68% in 2021 and volatility of 159% in 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash and cash equivalents of $306,057, as compared $482,854 as of September 30, 2020. The decrease of $176,797 in cash and cash equivalents from September 30, 2020 was due to cash used in operations.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Interest rate increases may create market risks. Some clients may choose to limit their exposure to the stock market and this could have a material adverse effect on its financial condition and ability to continue as a going concern.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in this report in Part IV, Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of September 30, 2021 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of September 30, 2021. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report the Company continued to review and improve internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2021.

Name	Age	Position with the Company
Scott Winters	51	Chairman of the Board, Chief Executive Officer
John Pollock	55	Executive Vice President – Sales, FGEM CEO and Board Member
Paul Williams	64	Former Vice Chairman of the Board, Chief Financial Officer and Treasurer
Jennifer Winters	50	Secretary, Chief Operating Officer and Board Member
Edward A. Lyon	57	Chief Tax Strategist, TMN CEO and Board Member
William Nelson, Jr.	50	Chief Investment Officer, FGAM CEO and Board Member
Gary Nemer	75	Chief Financial Officer and Chief Legal Counsel
Mark Williams	46	Board Member

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

Paul O. Williams, 64, has served on the Financial Gravity Companies, Inc. (OTCQB: FGCO) Board of Directors and as Vice Chairman since 2015, and has served as our Chief Financial Officer & Secretary – Treasurer from 2016 until August 2021.

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

Jennifer Winters serves as Corporate Secretary and Chief Operating Officer. Mrs. Winters was a Co-Founder of Eqis Holdings, Inc.. She also served on the Eqis Board of Directors from 2010 to 2017, and as Chief Compliance Officer of Eqis Capital Management, Inc. from 2007 to 2015. Jennifer Winters is the spouse of Scott Winters, the Chief Executive Officer of the Company.

William Nelson, Jr. served as Chief Executive Officer of FGAM for part of the reporting period and was and is FGAM’s Chief Investment Officer. Prior to joining the Company, from 2016 to present, Mr. Nelson was a major stockholder of Presidential Brokerage, Inc., a broker dealer and investment advisory firm. From 2003 to 2017 Mr. Nelson was the Chief Investment Officer, Board Member and Co-Founder of Eqis Capital Management, an investment advisory and wealth management firm.

Gary Nemer serves as Chief Legal Counsel and Chief Financial Officer of Company.

Mark Williams is a Board Member of Company and was the former founding and majority shareholder of NCW.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2021 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2021, or written representations that Form 5 was not required for fiscal year 2021, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive, financial, and accounting officers and is included as an exhibit with this filing.

No Committees of the Board of Directors; No Financial Expert

The Company does not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. Nor does it have an audit committee “financial expert.” At present, its entire Board of Directors acts as its audit committee. None of the members of its Board of Directors meets the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission. It has not retained an audit committee financial expert because it does not believe that it can do so without undue cost and expense. Moreover, it believes that the present members of the Board of Directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2021 and 2020 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2021 and 2020; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2021 and 2020.

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option/SAR Awards(1)	All Other	Total
Scott Winters, CEO	2021	$264,507	$–	$–	$264,507
	2020	$264,507	$10,225	$–	$274,732
John Pollock, EVP - Sales	2021	$250,000	$–	$–	$250,000
	2020	$250,000	$10,225	$–	$260,225
Paul Williams, CFO	2021	$88,000	$–	$–	$88,000
	2020	$96,000	$10,225	$–	$106,225
Edward A. Lyon, CEO TMN	2021	$42,000	$–	$198,000	$240,000
	2020	$42,000	$10,225	$198,000	$250,225
Jennifer Winters, COO	2021	$137,416	$–	$–	$137,416
	2020	$57,769	$132,804	$–	$190,573
William Nelson, CEO FGAM	2021	$137,416	$–	$–	$137,416
	2020	$57,769	$132,804	$–	$190,573
Gary Nemer, CFO	2021	$68,258	$–	$–	$34,149
	2020	$13,338	$132,804	$–	$146,142

__________________________

(1)	The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.88% in the year ended September 30, 2021 and 1.32% in 2020, dividend yield of 0%, expected life of 10 years and volatility of 87.68% in 2021 and volatility of 159% in 2020.

Each of the Named Executive Officers has an employment agreement. Edward A. Lyon, a member of the Board of Directors, is party to an employment agreement. which provides for base salary of $42,000 per year, plus management fees of $198,000 annually, paid semi-monthly. Mr. Lyon serves as the General Manager, responsible for supervising the business and affairs of Tax Master Network.

Summary Compensation

For the fiscal years ended September 30, 2021 and 2020, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. There are no non-equity incentive plan agreements with any of the Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

The following stock option and stock appreciation rights granted to executive officers are outstanding:

Issue Date	Expiry Date	Issued To	Current Strike Price	Issued Awards
3/5/2020	3/5/2030	Edward Lyon	$0.17	250,000.00
3/5/2020	3/5/2030	Jennifer Winters	$0.17	250,000.00
2/28/2020	2/28/2030	Jennifer Winters	$0.30	500,000.00
3/5/2020	3/5/2030	Jennifer Winters	$0.17	250,000.00
3/5/2020	3/5/2030	John Pollock	$0.17	250,000.00
3/5/2020	3/5/2030	Paul Williams	$0.17	250,000.00
3/5/2020	3/5/2030	Scott Winters	$0.17	250,000.00
9/1/2015	9/1/2025	Scott Winters	$0.33	75,000.00
3/5/2020	3/5/2030	William Nelson	$0.17	250,000.00
2/28/2020	2/28/2030	William Nelson	$0.30	500,000.00
3/5/2020	3/5/2030	William Nelson	$0.17	250,000.00
7/20/2020	2030/20/07	Gary Nemer	$0.25	250,000
7/20/2020	2030/20/07	Gary Nemer	$0.25	500,000

Compensation of Directors

This section is not applicable as there was no director compensation for years ended September 30, 2021 and 2020.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of September 30, 2021, of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power of management resulting from such beneficial ownership:

Beneficial Owner (1)	Amount of Beneficial Ownership (1)	Percentage of Shares (rounded)
Scott Winters (3)	13,705,176	15%
William Nelson, Jr.	13,705,176	15%
John Pollock	15,060,462	16%
Edward A. Lyon	2,593,500	3%
Gary Nemer (2)	13,705,175	15%
Mark Williams	5,333,333	6%
Directors and executive officers as group (seven persons)	64,102,822	70%

(1)	Each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner. Excludes stock options and SARs.
(2)	Non-director executive officer with more than 5% ownership.
(3)	Scott Winters has 75,000 fully vested stock options.

Changes in Control

None.

Securities authorized for issuance under equity compensation plans.

The following table provides information as of the end of the most recently completed fiscal year, with respect to Company compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	A (1)		B	C

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A)
Equity compensation plans not approved by security holders (2015 Stock Option Plan)	–	(2)	$–	–	(2)
Equity compensation plans approved by security holders (2016 Stock Option Plan)	20,000,000	(1)	0.24	12,739,804	(3)
Total	20,000,000		$0.24	12,739,804

_____________________

(1)	Shares subject to stock options under 2016 Stock Option Plan.
(2)	The 2015 Stock Option Plan was replaced by the 2016 Stock Option Plan.
(3)	Shares available for grant of stock options to employees, directors and consultants under the 2016 Stock Option Plan.

The 2015 Stock Option Plan was adopted without approval of Company security holders, the 2016 Stock Option, as amended and restated, was adopted with approval of Company security holders.

The Company has granted stock options to certain employees and contractors under its 2015 Stock Option Plan, assumed from Financial Gravity Holdings and under its 2016 Stock Option Plan. The Company is authorized to issue an aggregate of 20,000,000 options, of which 12,739,804 remain available for issuance at September 30, 2021 under the 2016 Stock Option Plan. Currently outstanding options under the 2015 and 2016 Stock Option Plans vest over a period of no greater than five years and expire ten years from the grant date.

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

In 2020, the following Officers and Directors of Financial Gravity received shares in the merger transaction: Scott Winters 13,705,176 shares and William Nelson, Jr. 13,705,176 shares. Jennifer Winters is an Officer and Director and the spouse of Scott Winters.

TaxTuneup, LLC, which is an entity owned by Mr. Edward A. Lyon, a current director of the Company, received shares of Financial Gravity Holdings issued in the transaction by which Financial Gravity acquired TMN, then having an approximate value of $864,500. As a consequence of such issuance, Mr. Lyon is the beneficial owner of ~3% of the Company’s common stock as of September 30, 2021.

During fiscal year 2021 and 2020, TaxTuneup, LLC, an entity owned by Mr. Edward A. Lyon, received the sums of $198,000 and $198,000, respectively, from the Company, in compensation for strategic tax planning recommendations and research, business consulting and writing of books and tax planning and TMN related content. Mr. Lyon also received compensation from the Company, for a total compensation of $258,000 and $253,000 in 2021 and 2020, respectively.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes amounts expensed for services provided us by Whitley Penn LLP for assurance and tax services, and Weaver Tidwell, LLP assurance services for the fiscal years ended September 30, 2021 and 2020, respectively.

Assurance Services. Fees expensed for services by Whitley Penn LLP were $3,250 for fiscal year 2021 and $83,035 for fiscal year 2020. Assurance fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings. Fees expensed for service by Weaver Tidwell, LLP related to the 2021 Forta FINRA audit and the audit, the 2021 10-Q and the 8-K filings of the Company and its subsidiaries were $154,825.

Tax Fees. Fees expensed for tax services by Whitley Penn LLP were $0 in fiscal year 2021 and $28,500 for fiscal year 2020. Fees expensed for tax services by Weaver Tidwell, LLP were $20,500.

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

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

14.1	Code of Ethics
31.1	Sarbanes-Oxley Section 302(a) Certification of John Pollock
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul Williams
32.1	Sarbanes-Oxley Section 906 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2021	By:	/s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2021	By:	/s/ Gary Nemer
Gary Nemer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2021	By:	/s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2021	By:	/s/ Gary Nemer
Gary Nemer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	CEO, Chairman of the Board	December 29, 2021
Scott Winters	(principal executive officer)

/s/ Mark Williams	Director	December 29, 2021
Mark Williams

/s/ Edward A. Lyon	Director	December 29, 2021
Edward A. Lyon

/s/ John Pollock	Director	December 29, 2021
John Pollock

/s/ Jennifer Winters	Director	December 29, 2021
Jennifer Winters

/s/ William Nelson	Director	December 29, 2021
William Nelson, Jr.

FINANCIAL GRAVITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

SEPTEMBER 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Financial Gravity Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Financial Gravity Companies, Inc. as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Financial Gravity Companies, Inc. as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss and a net use of operating cash in the current year and currently has a retained deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Financial Gravity Companies, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Financial Gravity Companies, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosures to which it relates.

Commitments and Contingencies – FINRA claims

As disclosed in Note 1 to the financial statements, during the year ended September 30, 2021, the Company had over 20 FINRA arbitrations pending from the sale of alternative investments to clients, such as REIT’s, Business Development Companies, and oil and gas securities. The Company records liabilities for arbitration claims in those instances where it can reasonably estimate the amount of the loss and when the liability is probable. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss if estimable, or states that such an estimate cannot be made.

Arbitration claims were identified as a critical audit matter because of the challenges auditing the Company’s judgments applied in determining the likelihood of loss related to the resolution of such claims. Specifically, auditing the Company’s determination of whether any contingent loss arising from the related claims is probable, reasonably possible or remote, and the related disclosures, is subjective and requires significant judgment due to the sensitivity of the issue.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding of the design and implementation of controls relating to the Company’s estimation of any liability related to the claims, including controls over determining the likelihood of a loss and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures over the legal proceedings and claims. These procedures also included obtaining and evaluating the letters of audit inquiry with external legal counsel, evaluating the reasonableness of the Company’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, evaluating the sufficiency of the Company’s disclosures related to legal proceedings and claims and evaluating the completeness and accuracy of the Company’s legal contingencies.

/s/ Weaver and Tidwell, LLP

We have served as Financial Gravity Companies, Inc.'s auditor since 2020

Fort Worth, Texas

December 29, 2021

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of September 30,

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$306,057	$482,854
Accrued revenues	270,428	159,476
Current right to use lease	112,469	259,645
Prepaid expenses and other current assets	153,047	193,818
Total current assets	842,001	1,095,793
OTHER ASSETS
Property and equipment, net	38,523	81,712
Proprietary content, net	81,958	143,643
Intellectual Property	53,170	53,170
Right to Use Lease	156,863	–
Goodwill	3,176,767	8,475,305
TOTAL ASSETS	$4,349,282	$9,849,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$32,746	$107,674
Accrued expenses	1,082,979	1,067,392
Related Party Payables	66,432	69,838
Contract Liabilities	66,654	76,470
Line of credit	52,932	54,112
Rent Payable	90,941	–
Lease Payable	133,078	259,645
Notes payable	45,412	23,596
Total current liabilities	1,571,174	1,658,728
NOTES PAYABLE	433,341	712,982
Lease Payable	193,073	–
Total Long-Term Liabilities	626,414	712,982
Total Liabilities	2,197,588	2,371,710

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 91,618,412 shares issued and outstanding as of September 30, 2021 and 83,618,412 shares issued and outstanding as of September 30, 2020	91,618	83,618
Additional paid-in capital	16,473,946	14,385,086
Accumulated deficit	(14,413,871)	(6,990,790)
Total stockholders’ equity	2,151,693	7,477,914
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,349,282	$9,849,624

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30,

	2021	2020
REVENUE
Investment management fees	$3,849,538	$1,969,845
Service income	1,859,958	1,281,611
Broker Dealer	963,297	436,024
Total revenue	6,672,793	3,687,480

OPERATING EXPENSES
Cost of services	106,630	73,071
Professional services	396,755	375,363
Depreciation and amortization	111,052	166,586
General and administrative	1,141,570	672,784
Marketing	77,858	125,161
Salaries and wages	5,540,839	3,186,305
Total operating expenses	7,374,703	4,599,270

Net operating loss	(701,910)	(911,790)
Income tax	7,658	–
Other Income	–	129,801
PPP Loan Forgiveness	661,045	–
Goodwill Impairment	(7,380,603)	–
Interest Expense	(9,270)	(9,685)
NET OTHER INCOME/EXPENSE	(6,721,171)	120,116

NET LOSS	$(7,423,081)	$(791,675)
LOSS PER SHARE - Basic and Diluted	$(0.09)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended September 30, 2021 and 2020

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2019	41,436,033	$41,436	$7,391,592	$(6,199,115)	$1,233,913
Stock based employee compensation expense	–	–	59,196	–	59,196
Stock options exercised	116,375	115	67	–	182
Private Placement stock issue	75,757	76	24,924	–	25,000
Stock issued in exchange for services	382,932	383	49,617	–	50,000
Forta acquisition	41,607,315	41608	6,859,690	–	6,901,298
Net loss	–	–	–	(791,675)	(791,675)
Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914

Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914
Stock based employee compensation expense	–	–	98,460	–	98,460
NCW acquisition	8,000,000	8,000	1,990,400	–	1,998,400
Net loss	–	–	–	(7,423,081)	(7,423,081)
Balance at September 30, 2021	91,618,412	$91,618	$16,473,946	$(14,413,871)	$2,151,693

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,423,081)	$(791,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on disposal of equipment	–	20,200
Depreciation and amortization	111,052	166,586
Common stock issued in exchange for services	–	50,000
Stock based compensation	128,430	80,275
Goodwill impairment	7,380,603	–
Debt forgiveness income	(661,045)	–
Changes in operating assets and liabilities
Accrued revenue	(110,952)	97,795
Accounts receivable - related party	–	–
Prepaid expenses	40,771	(1,699)
Accounts payable – trade	(74,928)	(85,291)
Related party payables	80,249	(20,000)
Accrued expenses	15,587	(47,419)
Contract Liabilities	(9,816)	–
Rent Payable	90,941	–
Lease assets and liabilities	(54,882)	(18,263)
Net cash provided by (used in) operating activities	(487,071)	(549,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(8,112)	(4,340)
Cash paid for NCW	(83,655)	–
Net cash Forta	–	710,154
Net cash provided by investing activities	(91,767)	705,814

CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit	(1,180)	(9,807)
Borrowings from note payable	422,900	283,345
Payments on note payable	(19,680)	(8,242)
Proceeds from the sale of common stock	–	25,182
Net cash (used in) provided by financing activities	402,040	290,478

TOTAL CHANGE IN CASH AND CASH EQUIVALENTS	(176,797)	446,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	482,854	36,053

CASH AND CASH EQUIVALENTS AT END OF YEAR	$306,057	$482,854

Supplemental disclosures of cash flow information:
Interest Paid	$9,270	$7,285

Noncash investing and financing activities
PPP Loan Forgiveness	661,045	–
Common stock issued for acquisition	$1,998,400	$6,901,298
Common stock to be issued for acquisition	$–	$699,117
Note payable issued related to acquisition	$–	$52,000
Note payable assumed in acquisition	$–	$377,700

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) located in Austin, Texas. Operations are conducted through wholly owned subsidiaries: Company, along with its subsidiary companies, supports investment advisors and provides tax professionals with a turnkey family office charter. Company helps the tax professionals evolve from the commoditized business of tax compliance to a Family Office Director that runs and manages their own multi-family office. Family Office Directors are able to leverage the Financial Gravity systems, technology, proprietary resources, and deep domain expertise to bring an elevated and holistic financial service experience to their clients that spans proactive tax planning, retirement and estate planning, wealth management, and risk mitigation.

Tax Master Network, LLC (“TMN”) services a network of over 300 accountants and tax preparers with three primary services including monthly subscriptions to the tax software systems, coaching and email marketing services.

Financial Gravity Family Office Services, LLC (“FGFOS”) is a registered investment advisor that offers investment management advice to clients through independent investment advisors. Many of the independent investment advisors are members of TMN that are licensed to provide investment management advice. FGFOS provides support for the multi-family offices run by the TMN members.

Financial Gravity Enhanced Markets, LLC, formerly MPath Advisors Resources, LLC (“FGEM”) is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Financial Gravity Asset Management, Inc., formerly Sofos Investment Management, Inc. (“FGAM”) is a registered investment advisor. FGAM provides asset management services.

Forta Financial Group, Inc. is a securities broker dealer, a registered investment advisor and a licensed insurance agency. As part of its annual review of the performance of its subsidiaries, Company has decided to discontinue Forta’s broker/dealer operations, and is in the process of completing that transition.

SEGMENT REPORTING

We manage our business in reportable segments. Each of our subsidiaries is treated as a segment. We evaluate the performance of our operating segments based on a segment’s share of consolidated operating income Therefore, for instance, Company determined that its broker dealer operation does not present a growth opportunity. As a result, the decision was made to discontinue Forta’s operations and concentrate on the other business segments. Forta’s operations is in the process of being shut down.

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended September 30, 2020

	Eliminations	FGC	FGT (A)	Forta (B)	FGEM	FGAM	TMN	TOTAL
Ordinary Income/Expense
Income
Broker Dealer	$–	$0	$0	$436,024	$0	$0	$0	$436,024
Service Income	–	70	69,721	77,024	73,882	42,902	1,018,012	1,281,611
Investment Management Fees	(140,420)	0	0	757,290	0	1,352,975	0	1,969,845
Income from Inv in Subsidiaries	(73,660)	73,660	0	0	0	0	0	0
Total Income	(214,080)	73,730	69,721	1,270,339	73,882	1,395,877	1,018,012	3,687,480
Gross Profit	(214,080)	73,730	69,721	1,270,339	73,882	1,395,877	1,018,012	3,687,480
Expense
Compensation Expense	(140,420)	1,530,836	(78)	808,670	1,972	641,566	343,759	3,186,305
Cost of services	–	(2,773)	4,410	33,784	0	0	37,651	73,071
Depreciation & Amortization	–	152,173	0	64	0	0	14,350	166,586
General and Administrative	–	267,623	1,620	275,497	8,221	30,227	89,596	672,784
Marketing	–	85,111	2,411	20,568	3,300	658	13,112	125,161
Professional Services	–	276,761	0	93,095	456	2,055	2,997	375,363
Total Expense	(140,420)	2,309,731	8,363	1,231,678	13,949	674,505	501,465	4,599,270
Net Ordinary Income	(73,660)	(2,236,000)	61,358	38,661	59,933	721,372	516,547	(911,790
Other Income/Expense
Other Income	–	129,800	0	0	0	0	0	129,800
Other Expense	–	44,738	0	(34,999)	0	0	(55)	9,685
Net Other Income	–	85,062	0	34,999	0	0	55	120,116
Net Income/(Loss)	$(73,660)	$(2,150,939)	$61,358	$73,660	$59,933	$721,372	$516,602	$(791,675)

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended September 30, 2021

	Eliminations	FGC	Forta	FGAM	FGFOS	FGEM	TMN	TOTAL

Ordinary Income/Expense
Income	$–	$–	$–	$–	$–	$–	$–	$–
Broker Dealer	–	–	963,297	–	–	–	–	963,297
Service Income	–	–	157,206	1,406	–	536,990	1,164,356	1,859,958
Investment Management Fees	(233,391)	233,391	1,774,561	2,074,977	–	–	–	3,849,538
Income from Inv in Subsidiaries	(233,391)	233,391	2,895,064	2,076,383	–	536,990	1,164,356	6,672,793
Total Income	(233,391)	233,391	2,895,064	2,076,383	–	536,990	1,164,356	6,672,793
Gross Profit								–
Expense	–							–
Compensation Expense	–	1,834,413	2,436,523	772,103	–	131,300	366,500	5,540,839
Cost of services	–	–	55,858	11,074	–	–	39,698	106,630
Depreciation & Amortization	–	65,290	486	–	–	–	45,276	111,052
General and Administrative	–	258,195	732,158	19,781	11,259	22,069	98,108	1,141,570
Marketing	–	25,459	17,854	132	–	1,816	32,597	77,858
Professional Services	–	225,504	119,474	10,016	–	960	40,801	396,755
Total Expense	–	2,408,861	3,362,353	813,106	11,259	156,145	622,979	7,374,703
Net Ordinary Income	(233,391)	(2,175,470)	(467,290)	1,263,277	(11,259)	380,845	541,378	(701,910)
Other Income/Expense
Debt Forgiveness	–	283,345	377,700	–	–	–	–	661,045
Goodwill Impairment	–	7,380,603	–	–	–	–	–	7,380,603
Other Expense	–	(1,325)	2,938	–	–	–	–	1,613
Net Other Income	–	(7,095,933)	374,762	–	–	–	–	(6,721,171)
Net Income/(Loss)	$(233,391)	$(9,271,403)	$(92,527)	$1,263,277	$(11,259)	$380,845	$541,378	$(7,423,081)

BUSINESS ACQUISITION

On September 30, 2019, the Company entered into a merger agreement with Forta to acquire 100% of the stock of Forta in exchange for 45,785,879 shares of Company common stock. Forta is a broker dealer, registered investment advisor and an insurance brokerage, subject to FINRA, SEC and insurance regulation. The acquisition transaction closed on May 21, 2020. Forta’s financial performance is included in Company’s consolidated statements starting as of May 21, 2020.

The Company acquired Forta in May of 2020 in exchange for stock. A liability of $699,117 has been recorded for 4,178,564 shares of common stock related to the acquisition remaining to be issued. Forta had key employees who assumed vital executive leadership roles within the Company, including key executives who will focus on improving operations and growth opportunity. Forta also contributed key operating assets, including cash in excess of $700,000.

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

The composition of the senior management of the combined entity is from Financial Gravity. Based upon the above, the Company has concluded that Financial Gravity will be treated as the acquirer.

Purchase Price Allocation

The purchase price of $7,652,415 was based upon the share price of Company’s stock as of May 21, 2020 and $52,000 note payable. We have used fair value estimates for the assets acquired and liabilities assumed for the acquisition. We believe significant synergies would arise from this acquisition, as a result of which the purchase price was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill of $7,380,603, which is based upon book value, to account for adjustments made.

Assets Acquired and Liabilities Assumed

Forta Financial Group, Inc.

Assets Acquired and Liabilities Assumed

As of May 21, 2020

PURCHASE PRICE	$7,652,415
ASSETS
Current Assets
Cash	710,154
Accounts Receivable	20,882
Other Current Assets	135,056
Total Current Assets	866,093
Other Assets	582,330
TOTAL ASSETS	1,448,423
LIABILITIES	–
Liabilities	–
Current Liabilities	–
Total Accounts Payable	18,215
Total Other Current Liabilities	710,131
Total Current Liabilities	728,346
Long-Term Liabilities	–
Total Long-Term Liabilities	448,265
TOTAL LIABILITIES	1,176,611
Goodwill	$7,380,603

The accompanying unaudited pro forma condensed combined financial statement of Financial Gravity Companies, Inc. (“Financial Gravity,” “FGCO” or the “Company”) is presented to illustrate the estimated effects of the acquisition of 100% of the stock of Forta Financial Group, Inc. (“Forta” or “FFGI”), which closed on May 21, 2020 (the “acquisition” or the “transaction”) on the historical financial position and results of operations of the Company. The unaudited pro forma condensed combined statement of operations is based upon and derived from and should be read in conjunction with Company’s and Forta’s historical audited financial statements for the year ended September 30, 2020.

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

FINANCIAL GRAVITY COMPANIES, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR YEAR ENDED SEPTEMBER 30, 2020

	Financial Gravity	Forta	Combined

REVENUE
Investment management fees	$1,969,845	$987,942	$2,957,787
Service income	1,281,611	–	1,281,611
Commissions	436,024	1,419,031	1,855,055
Total revenue	3,687,480	2,406,972	6,094,452

OPERATING EXPENSES
Cost of services	73,071	137,310	210,381
Professional services	375,363	100,000	475,363
Depreciation and amortization	166,586	–	166,586
General and administrative	672,784	474,443	1,147,227
Marketing	125,161	50,000	175,161
Salaries and wages	3,186,305	1,514,254	4,700,559
Total operating expenses	4,599,270	2,276,008	6,875,278
Net operating loss	(911,790)	130,964	(780,826)
Interest Expense	9,685	–	9,685
NET INCOME/(LOSS)	$(921,475)	$130,964	$(790,511)

In March of 2021, the Company entered into a merger agreement with NCW to acquire 100% of the stock of NCW in exchange for 8,000,000 shares of Company common stock and NCW was merged into Forta. NCW was investment advisory organization. The acquisition transaction closed on July 23, 2021. Prior to the acquisition, the client accounts of NCW were transferred to Forta. NCW had key employees who assumed vital executive leadership roles within the Company, including key executives who will focus on improving operations and growth opportunity.

Purchase Price Allocation

The purchase price of $2,082,065 was based upon the share price of Company’s stock as of July 23, 2021, plus $83,665 in cash. We believe significant synergies may arise from this acquisition, as a result of which the purchase price was in excess of the fair value of the net assets acquired and, as a result, we have preliminarily recorded goodwill of $2,082,065, which is based upon book value, to account for adjustments made. We have not yet finalized estimates that relate to certain tangible and intangible assets, including customer relationships, trade names, contracts. Our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date).

Assets Acquired and Liabilities Assumed

NCW Group, Inc.

As of August 2, 2021

PURCHASE PRICE	2,082,065
TOTAL ASSETS (A)	–
TOTAL LIABILITIES	–
Goodwill	2,082,065

(A)	NCW's client accounts and related assets were transferred to Forta prior to the closing of the merger.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of Financial Gravity Companies, FGAM, FGEM, TMN and Forta, FGFOS (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During the years ended September 30, 2021 and 2020, the Company recorded amortization expense of $57,868 and $114,955 , respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at September 30, 2021 and 2020 was $443,142 and $377,505, respectively.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2022	65,817
2023	16,141
Future amortization	$81,958

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property are stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheet to be impaired as of September 30, 2021 and 2020.

Goodwill

The Company conducts ongoing annual impairment assessments, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macroeconomic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the As such, Management has written off the full amount, $7,380,603, of the recorded goodwill associated with the Forta reporting unit as of June 30, 2021. The factors that Company considered included the loss of investment advisors to competitors or to retirement resulting in substantially reduced revenue and lowered prospects for growth, and the number of claims by former clients that will divert assets away from operations.

Goodwill consists of the following:

	September 30,	September 30,
	2021	2020
Net TMN Goodwill	$1,094,702	$1,094,702
Forta Goodwill (Net NCW Transaction)	2,082,065	–
Company Goodwill (Forta Transaction)	–	7,380,603
Total Goodwill	$3,176,767	$8,475,305

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no uncertain tax positions or accrued interest or penalties as of September 30, 2021 and 2020.

From time to time, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s Federal returns since 2017 are still subject for examination by taxing authorities.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 84,951,745 and 57,138,793 for years ended September 30, 2021 and 2020, respectively.

For the years ended September 30, 2021 and 2020, approximately 6,712,888 and 6,972,696 common stock options, respectively, and 0 and 0 warrants, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

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

The Company generates services income which is recognized when consulting and other professional services are performed by the Company (primarily from TMN and FGEM). Income is recognized as services are delivered.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as contract liabilities in the accompanying consolidated balance sheets.

Accrued revenues are recorded for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of September 30, 2021 and 2020, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

FGAM generates investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned, at the end of each monthly period.

Forta generates commission revenue from the sale of annuities and premiums on life insurance policies held by third parties. Commission revenue is derived from the sale of annuities and premiums on life insurance policies. The revenue is recognized when commissions are earned from when it is determined that insurance products are sold. Commissions are received after products are sold, issued or in force.

FGEM generates revenue from insurance marketing services for insurance agents, including sourcing of insurance policies through selling agreements. Revenue is recognized when the policies have been accepted by the issuer and it is probable the commission will be received.

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

The Company received revenue from FGAM’s operations that are primarily from investment management fees, including money management fees. Investment management fees are based upon a percentage of assets under management and totaled $2,076,383 and $1,352,975 (or, $1,255,457 after inter-company eliminations of $140,420) for fiscal years 2021 and 2020, respectively.

The Company received revenue from Forta’s operations during fiscal year 2021 and from (the date of the merger) from the following sources from May 21, 2020 through fiscal year ending September 30, 2020 including:

	2021	2020
Investment Advisory fees	$1,774,561	$757,290
Commission-based transactions	963,297	436,024
Insurance and Other Service Revenue	91,628	77,024
Total Revenue from contracts with customers	2,829,486	1,270,339
Other service fee revenue	65,578	0
Total revenue	$2,895,064	$1,270,339

The Company received revenue from TMN’s operations from the following sources during the fiscal year ending September 30, 2021 and 2020 including:

	2021	2020
TMN membership subscriptions	$857,699	$733,838
Tax Blueprints	255,000	224,000
Commissions/Referrals	51,657	60,174
Total	$1,164,356	$1,018,012

The Company received revenue from FGEM’s operations from insurance sales of $536,990 and$73,882 during fiscal year ending September 30, 2021 and 2020, respectively.

Advertising

Marketing costs are charged to operations when incurred. Marketing expenses were $77,858 and $125,161 for the years ended September 30, 2021 and 2020, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.88339% in the year ended September 30, 2021 of 1.3171% in 2020, dividend yield of 0%, expected life of 10 years and volatility of 87.6769% and 159% in 2021 and 2020 respectively. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at year end. Forfeitures are recorded as they occur.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The estimate of potential losses resulting from the Forta FINRA arbitration claims may change materially in the near term.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the year ended September 30, 2021, the Company reported $6,672,793 in revenue, a net loss of $7,423,081 (including a write off of Goodwill of 7,380,603), use of cash in operations of $487,071 and an accumulated deficit of $14,413,871. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

On May 8, 2020, the Company received a PPP loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700. These loans have been forgiven. On February 2, 2021 Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral. The loan may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance is effective for the Company beginning October 1, 2023. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on the Company's financial condition or results of operations conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, an impairment test is performed. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the Forta reporting unit is less than its carrying value and that the goodwill associated with the Forta reporting unit has been fully impaired.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

	Estimated Service Lives	2021	2020

Furniture, fixtures and equipment	2 to 5 years	$61,554	$407,580
Internally developed software	5 years	152,000	152,000
		213,554	559,580
Less accumulated depreciation and amortization		(175,031)	(477,868)
		$38,523	$81,712

Depreciation expense was $53,184 and $42,419 during the years ended September 30, 2021 and 2020, respectively.

3. INTELLECTUAL PROPERTY

Intellectual property consists of the following:

Trademarks at September 30, 2021	$53,170
Trademarks at September 30, 2020	$53,170

4. LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is collateralized by the personal guarantee of John Pollock. Line of credit balance was $52,932 and $54,112 as of September 30, 2021 and 2020, respectively.

5. NOTES PAYABLE

On April 19, 2019, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority, however the abatement was denied. The outstanding balance on September 30, 2021 and 2020, was $17,305 and $23,534, respectively.

On August 31, 2020, the Company entered into an agreement with John DuPriest (DuPriest), a former officer of Forta, in settlement pursuant to employment termination. The parties entered into an unsecured promissory note to DuPriest in the amount of $52,000.00, bearing interest of 5%, payable over 26 months beginning with January 15, 2021 through February 15, 2023. The balance is $38,548 and $52,000 as of September 30, 2021 and 2020, respectively.

On February 2, 2021 Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral. The loan may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures.

The Company’s maturities of debt subsequent to September 30, 2021 are as follows:

2022	$45,412
2023	10,441
2024	0
2025	0
2026	422,900
$478,753

6. ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2021	2020
SAR Liability	$61,763	$31,793
Accrued benefits	42,858	105,458
Commissions payable	80,588	16,783
State Tax liability	–	3,165
Federal Tax liability	–	3,355
Credit Cards	–	12,798
Other Accounts payable	765,117	699,117
Accrued operating expenses	132,652	194,923
	$1,082,979	$1,067,392

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

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended September 30:

	2021		2020
Tax benefit calculated at statutory rate	21%		21.00%
Expense not deductible	(19.3%	)	(2.4%	)
State tax, net of federal benefit	–		–
Effect of rate change	–		–
Changes to valuation allowance	(1.7%	)	(18.6%	)
Provision for income taxes	–%		–%

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at September 30:

	2021	2020
Net non-current deferred tax assets:
Net operating loss carryforward	$1,328,093	$1,314,515
Amortization	(8,770)	(7,221)
Depreciation	5,625	4,329
Valuation allowance	(1,324,949)	(1,311,623)
Net deferred taxes	$–	$–

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

The Company leases their office space through an operating lease in Denver, Colorado and Carmel, California, and non-material offices leases in Cincinnati, Ohio. The Denver lease agreement was amended in December 2020, extending the lease terms into 2024 and deferring some past due lease obligations over the amended lease term. The Carmel lease is for a term that ends in June of 2023. The Company previously had a lease for office space in Loveland, CO, which expired in August 2021, without renewal. Company’s lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term. Lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses.

The Company terminated its lease in Allen Texas with the consent of the landlord. The termination agreement including a contingent stock issuance. Company will be issuing 188,000 shares of common stock to the landlord and the liability has been included in accrued expenses as of September 30, 2021.

Total rent expense for the years ended September 30, 2021 and September 30, 2020 was $157,485 and$117,344 respectively for Forta’s the Denver Lease. The Denver lease was renegotiated in December 2020, extending through April 2024, deferring October through December 2020 rent and spreading over the extended lease term. The space was downsized and a TI allowance was applied to rental payments. Forta had a small space in Loveland through August 2021, when the lease was not renewed. And a small space Colorado Springs during 2020. Rent expense is recorded on a straight-line basis over the term of the lease. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Forta assumed an existing lease in Carmel CA upon the merger with NCW/Vestus. The lease runs through June 2023. The total rent expense for the Carmel lease was $22,500 for the year ended September 30, 2021. There are renewal options at the end of this lease. At this time, renewal is uncertain. A discount rate of 6% was used in determining the lease asset and liability.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (however, the Leases obligations have changed – see Subsequent Events):

2022	$184,244
2023	174,903
2024	82,896
Total	442,043

Rent Payable	(90,941)
Interest	(25,001)
Lease Liability	$326,201

Cash paid for lease payments on the Denver and Carmel leases was approximately $55,000 in 2021, the weighted average discount rate is 6% and the weighted average remaining lease term is 2.17 years.

Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. During 2021, Forta had over 20 FINRA arbitrations that were pending. The claims arise from the sale to clients of alternative investments (REITs, Business Development Loan Funds, and Oil and Gas securities). Most of the claims arise from investments prior 2015. None of the registered representatives that recommended these alternative investments is currently associated with Forta. Many of the claims have been settled, and most of the remaining claims are in settlement discussions. The total amount of the currently pending claims  (approximately $500,000) does not exceed the amount of insurance available. However, the Company cannot estimate the potential loss that may occur. (see Subsequent Events).

9. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

Preferred Stock

The Company and its subsidiaries does not have a preferred stock authorization in its articles of incorporation.

Additional Common Stock Issuances

During the year ended September 30, 2021, 8,000,000 shares were issued for the acquisition of NCW Vestus. During the year ended September 30, 2020 382,932 shares were issued for services rendered, 75,757 in a private placement, 116,375 shares in stock option exercises, and 41,607,315 were issued in the Forta merger to Forta Shareholders.

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

	Shares under Option	Value of Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2019	2,788,476	$550,455	$0.29	87 months
Granted	5,600,000	$1,361,200	$0.23	114 months
Exercised	116,375	$13,850	$0.09	93 months
Canceled or expired	1,299,405	$1,845,870	$0.27	–
Outstanding - September 30, 2020	6,972,696	$550,455	$0.17	106 months
Granted	787,500	$1,361,200	$0.4	115 months
Exercised	–	$–	$0
Canceled or expired	500,000	$1,845,870	$0.44	4 months
Outstanding - September 30, 2021	7,260,196	$1,742,447	$0.24	95 months

Exercisable - September 30, 2021	2,877,693		$0.25	83 months

All outstanding 2015 Plan stock options at September 30, 2016 became immediately vested upon the completion of the reverse merger with Pacific Oil Company. The stock options granted under the 2016 Plan have 2 to 5 -year vesting periods. Total compensation expense included in salaries and wages of previously unamortized stock compensation was $128,430 and $80,275 for the years ended September 30, 2021 and 2020, respectively. Unamortized share-based compensation expense as of September 30, 2021 amounted to approximately $225,254 which is expected to recognize over the vesting periods of approximately 2.5 years.

Stock appreciation rights representing 1.9 million shares included in the table above are recorded as liability with an accrual of $61,763 included in accrued expenses at September 30, 2021.

11. RELATED PARTY TRANSACTIONS

Included in compensation expenses for TMN were consulting fees paid to a related party as a condition to the TMN acquisition. One agreement is with Tax Tuneup, LLC which is owned by Ed Lyon, the CEO of TMN. Through this arrangement, Tax Tuneup, LLC provides consulting services to TMN, including updating of the tax strategies to comply with tax law and rules. The payments each month are $16,500. The total paid under this agreement in fiscal 2021 and 2020 respectively, were $258,000 and $253,000. The other agreement is with Vandata, LLC, which is owned by Keith Vandestadt who provides consulting services to TMN and is paid $5000 per month, for a total of $60,000 in fiscal 2021 and 2020, respectively. Vandata, LLC is also owed $10,000 for services previously rendered.

On April 12, 2019, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and was originally to be repaid in six equal installments of $2,520, beginning July 1, 2019. The last two payments have been deferred, with the balance still accruing interest. The balance of the loan at September 30, 2021 and 2020 was $5,296 and $5,152, respectively. In addition, Company owes $50,750 to a company owned by Mr. Pollock for consulting services. Payments are not being made at this time on this obligation.

12. SUBSEQUENT EVENTS

Forta has settled most of the pending FINRA claims. The total of the outstanding claims that are still pending against Forta is approximately $500,000. There is adequate insurance to cover each of the remaining claims. There is one uninsured claim, but Forta’s role was as a finder, Forta owed no duties to the claimant, and there is no basis for liability.

Forta violated FINRA net capital rules in November 2021. Prior to the net cap violation, Forta discontinued all securities operations.

