Form 10-Q
period 2021-12-31
Financial Gravity Companies, Inc.
filed 2022-02-14
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of February 14, 2022 was 91,806,983.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$353,183	$306,057
Accrued revenues	298,491	270,428
Current right to use lease	69,105	112,469
Prepaid expenses and other current assets	152,129	153,047
Total current assets	872,908	842,001
OTHER ASSETS
Property and equipment, net	32,555	38,523
Proprietary content, net	65,413	81,958
Intellectual Property	53,170	53,170
Right to Use Lease	151,084	156,863
Goodwill	3,176,767	3,176,767
TOTAL ASSETS	$4,351,897	$4,349,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$29,714	$32,746
Accrued expenses	1,137,080	1,082,979
Related Party Payables	66,082	66,432
Contract Liabilities	113,280	66,654
Line of credit	51,776	52,932
Rent Payable	88,008	90,941
Lease Payable	66,613	133,078
Notes payable	47,946	45,412
Total current liabilities	1,600,500	1,571,174
NOTES PAYABLE	429,191	433,341
Lease Payable	162,609	193,073
Total Long-Term Liabilities	591,800	626,414
Total Liabilities	2,192,299	2,197,588

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 91,806,983 shares issued and outstanding as of December 31, 2021 and 91,618,412 shares issued and outstanding as of September 30, 2021	91,807	91,618
Additional paid-in capital	16,556,402	16,473,946
Accumulated deficit	(14,488,610)	(14,413,871)
Total stockholders’ equity	2,159,598	2,151,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,351,897	$4,349,282

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020

REVENUE
Broker Dealer Income	$65,341	$268,098
Investment management fees	877,693	839,029
Service income	652,859	600,550
Total revenue	1,595,893	1,707,677

OPERATING EXPENSES
Cost of services	18,782	35,547
Professional services	97,194	132,730
Depreciation and amortization	21,962	35,330
General and administrative	142,616	336,766
Marketing	27,052	20,546
Salaries and wages	1,361,452	1,334,782
Total operating expenses	1,669,059	1,895,701

Net operating loss	(73,166)	(188,024)

OTHER EXPENSE
Interest expense	(1,574)	(1,113)

Total other expense	(1,574)	(1,113)

Net Loss before Income taxes	(74,740)	(189,137)

Income Taxes	–	(5,223)

NET LOSS	$(74,740)	$(194,360)

LOSS PER SHARE - Basic and Diluted	$0.00	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three-month periods ended December 31, 2021 and 2020

(Unaudited)

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914
Stock based employee compensation expense	–	–	24,464	–	24,464
Net loss	–	–	–	(194,360)	(194,360)
Balance at December 31, 2020	83,618,412	$83,618	$14,409,550	$(7,185,150)	$7,308,018

Balance at September 30, 2021	91,618,412	$91,618	$16,473,946	$(14,413,870)	$2,151,693
Stock based employee compensation expense	–	–	16,644	–	16,644
Shares issued in lieu of rent	188,571	189	65,811	–	66,000
Net loss	–	–	–	(74,740)	(74,740)
Balance at December 31, 2021	91,806,983	$91,807	$16,556,402	$(14,488,610)	$2,159,598

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,

(Unaudited)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,740)	$(194,360)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,962	35,330
Stock based compensation	48,435	60,170
Changes in operating assets and liabilities:
Receivables	–	(20,430)
Accounts receivable - related party	(350)	–
Prepaid expenses and other current assets	917	(658)
Accrued Income	(28,062)	–
Accounts payable – trade	(3,031)	(100,616)
Accrued expenses and other liabilities	88,859	75,129
Related Party Payable	–	(3,901)
Contract Liabilities	46,627	104,944
Right of use of lease asset	49,143	–
Deferred Rent	(2,934)	–
Lease liability	(96,929)	–
Net cash provided by operating activities	49,897	(44,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	–	(881)
Net cash used in investing activities	–	(881)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(1,616)	(1,522)
Payments on line of credit	(1,156)	(4,967)
Net cash used in financing activities	(2,772)	(6,489)

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	47,124	(51,762)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	306,057	482,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$353,183	$431,092

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$–	$1,113
Taxes	$–	$5,223
Noncash Investing/Financing:
Issuance of Stock for lease liability	$66,000	$–
Obligations incurred under operating lease	$162,367	$–

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Forta Financial Group, Inc. is a securities broker-dealer, a registered investment advisor and a licensed insurance agency. The Company previously decided to end Forta’s broker/dealer operations and is in the process of completing that transition.

Financial Gravity Investment Services, LLC (“FGIS”) is an Office of Supervisory Jurisdiction that is affiliated with Kingswood U.S., a broker dealer. FGIS will have a small number of registered representatives for securities transactions that require a broker/dealer affiliation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of Financial Gravity Companies, FGAM, FGEM, TMN. FGIS, FGFOS and Forta (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During each of the three months ended December 31, 2021 and 2020, the Company recorded amortization expense of $16,544, respectively, on this intangible asset, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated amortization at December 31, 2021 was $459,687 and $443,143 at September 30, 2021.

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2022	$49,273
2023	16,140
Future amortization	$65,413

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property are stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property have an indefinite life and do not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of December 31, 2021 and September 30, 2021.

Goodwill

The Company conducts ongoing annual impairment assessments, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macroeconomic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, a two-step impairment test is performed. Management determined that no impairment was necessary at December 31, 2021.

Goodwill consists of the following:

	December 31, 2021	September 30, 2021
TMN Goodwill	$1,094,702	$1,094,702
Company Goodwill (Net NCW Transaction)	2,082,065	2,082,065
Company Goodwill (Forta Transaction)	–	–
Total Goodwill	$3,176,767	$3,176,767

Income Taxes

The Company accounts for Federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no uncertain tax positions or accrued interest or penalties as of December 31, 2021 and September 30 2021.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 91,806,412 and 84,951,745 for the three months ended December 31, 2021 and 2020, respectively.

For the three months ended December 31, 2021, approximately 5,520,562 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three months ended December 31, 2020, approximately 3,626,446 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

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

Accrued revenues are recorded for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of December 30, 2021 and September 30, 2021, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

FGAM, FGFOS and Forta generates investment management fees for services provided by the Company to clients. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned, at the end of each monthly period.

Forta and FGIS generate commission revenue from the sale of securities and annuities and premiums on life insurance policies. The revenue is recognized when commissions are earned, or when it is determined that annuities or insurance products are sold, which is typically at the trade date. Commissions are received after products are sold, issued or in force.

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

The Company received revenue from FGAM’s operations that are primarily from investment management fees, including money management fees. Investment management fees are based upon a percentage of assets under management and totaled $499,047 and $408,473 for the three months ended December 31, 2021 and 2020, respectively.

The Company received revenue from Forta’s operations for the three months ended December 31:

	2021	2020
Investment Advisory fees	$65,341	$430,556
Commission-based transactions	35,592	268,098
Insurance and Other Service Revenue	39,724	46,454
Total Revenue	$140,657	745,108

The Company received revenue from TMN’s operations from the following major sources for the three months ended December 31:

	2021	2020
TMN membership subscriptions	$209,970	$228,664
Tax Blueprints	60,000	127,500
Commissions/Referrals	149	25,331
Total	$270,119	$381,495

The Company received revenue from FGEM’s operations from insurance sales of $316,422 and $172,602 for the three months ended December 31, 2021 and 2020, respectively.

Advertising and Marketing

Marketing costs are charged to operations when incurred. Marketing expenses were $27,052 and $20,546 for the three months ended December 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.77% in the quarter ended December 31, 2021 and .59% in 2020, dividend yield of 0%, expected life of 10 years and volatility of 86.17% in 2021 and 35% to 40% in 2020 respectively. SAR awards are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.”

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

Adjustments

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2021, included in its Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the three months ended December 31, 2021, the Company reported $1,595,893 in revenue, a net operating loss of $73,166, cash generated of $49,897, and an accumulated deficit of $14,488,610. These operating results raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

On May 8, 2020, the Company received a PPP loan in the amount of $283,345. Additionally, on May 15, 2020, Forta received a PPP loan in the amount of $377,700. These loans have been forgiven. On February 2, 2021, Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral. The loan may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures.

Company’s plans for expansion include attracting additional clients through marketing efforts with its current and future brokerage, investment management and insurance agent representatives, as well as increasing the TMN membership and the investment advisory activity of the members to increase assets under management and Company’s revenue. Future growth plans will include efforts to increase advisory headcount through recruiting of individual advisors and groups of advisors. There is no guaranty that the Company will achieve these objectives.

Future Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for fiscal years beginning after December 31, 2020, with early adoption permitted. In November of 2020, the FASB issued ASU 2020-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of ASU Topic No. 2016-13 to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected loss from customers method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

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

We manage our business in reportable segments. Each of our active subsidiaries is treated as a segment. We evaluate the performance of our operating segments based on a segment’s share of consolidated operating income. Therefore, for instance, Company has determined that Forta will underperform and has decided to end its operations, which is in progress.

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED DECEMBER 31, 2020

Income	Eliminations		FGC	Forta	FGEM	FGAM	TMN	TOTAL
Broker Dealer		$–	$–	$268,098	$–	$–	$–	$268,098
Service Income		–	–	46,454	172,602	408,473	381,495	600,550
Investment Management Fees		–	–	430,556	–	–	–	839,029
Income from Inv in Subsidiaries		(60,096)	60,096	–	–		–	–
Total Income		(60,096)	60,096	745,108	172,602	408,473	381,495	1,707,677

Gross Profit		(60,096)	60,096	745,108	172,602	408,473	381,495	1,707,677

Expense
Compensation Expense		–	420,274	623,997	50,450	120,311	119,750	1,334,782
Cost of services		–	–	14,150	–	11,074	10,324	35,547
Depreciation & Amortization		–	35,258	72	–	3,556	–	35,330
General and Administrative		–	44,612	234,683	3,628	–	50,287	336,766
Marketing		–	6,856	10,609	–	–	3,080	20,546
Professional Services		–	58,299	47,493	–	–	26,939	132,730
Total Expense		–	565,300	931,004	54,079	134,940	210,380	1,895,701

Net Operating Income		(60,096)	(505,204)	(185,896)	118,523	273,533	171,114	(188,024)

Other Income/Expense
Total Other Expense		–	1,113	5,223	–	–	–	6,336
Net Other Income		–	(243,956)	237,620	–	–	–	(6,336)
Net Income/(Loss)	$		$(749,160)	$51,669	$118,523	$273,533	$171,114	$(194,360)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED DECEMBER 31, 2021

Income	Eliminations	FGC	Forta	FGAM	FGFOS	FGEM	TMN	FGIS	TOTAL
Broker Dealer	$–	$–	$65,341	$–	$–	$–	$–	$–	$65,341
Service Income	–	–	35,592	726	–	316,422	270,119	30,000	652,859
Investment Management Fees	–	–	39,724	499,047	338,922	–	–	–	877,693
Income from Inv in Subsidiaries	73,154	(73,154)	–	–	–	–	–	–	–
Total Income	73,154	(73,154)	140,657	499,773	338,922	316,422	270,119	30,000	1,595,893

Gross Profit	73,154	(73,154)	140,657	499,773	338,922	316,422	270,119	30,000	1,595,893

Expense
Compensation Expense	–	719,551	129,616	160,923	184,519	76,344	90,500	–	1,361,452
Cost of services	–	(236)	9,087	–	–	–	9,931	–	18,782
Depreciation & Amortization	–	5,224	194	–	–	–	16,544	–	21,962
Marketing	–	9,990	–	–	–	681	16,381	–	27,052
Professional Services	–	26,907	68,003	1,700	–	–	585	–	97,194
General and Administrative	–	109,391	5,627	10,331	6,697	6,011	4,560	–	142,616
Total Expense	–	870,827	212,527	172,954	191,216	83,036	138,501	–	1,669,059

Net Operating Income	73,154	(943,981)	(71,870)	326,819	147,706	233,386	131,618	30,000	(73,166)

Other Income/Expense
Total Other Expense	–	288	1,285	–	–	–	–	–	1,574
Net Income/(Loss)	$73,154	$(944,269)	$(73,155)	$326,819	$147,706	$233,386	$131,618	$30,000	$(74,740)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	Estimated Service Lives	30-Dec-2021	30-Sep-2021

Furniture, fixtures and equipment	2 to 5 years	$61,004	$61,554
Internally developed software	5 years	152,000	152,000
		213,004	213,554
Less accumulated depreciation and amortization		(180,449)	(175,031)
		$32,555	$38,523

Depreciation expense was $5,418 and $22,738 during the three months ended December 31, 2021 and 2020, respectively.

INTELLECTUAL PROPERTY
Intellectual property consists of the following:
Intellectual property at September 30, 2021	$53,170
Intellectual property purchased at cost	–
Intellectual property at December 31 2021	$53,170

5.	LEASES

The Company leases their office space through an operating lease in Lakeway, Texas and Carmel, California, and non-material offices leases in Cincinnati, Ohio. The Company had a lease in Denver lease agreement with a lease term into 2024 and deferred for some past due lease obligations over the amended lease term, but that leased property has been tendered back to the landlord. A gain of $43,027 was recognized on the tender of the lease to the landlord. The Company still carries $88,008 in Deferred Rent related to the Denver lease on the balance sheet. The Carmel lease is for a term that ends in June of 2023. Company’s lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. The Lakeway TX lease is for a term ending in January 2027. This lease obligates the Company to pay a share of certain common costs, including maintenance, insurance, property taxes and utilities.

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

Company assumed an existing lease in Carmel CA upon the merger with NCW/Vestus. The lease runs through June 2023. The total rent expense for the Carmel lease was $11,250 for the three months ended December 31, 2021. There are renewal options at the end of this lease. At this time, renewal is uncertain. A discount rate of 6% was used in determining the lease asset and liability.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

Rental Payments
2022	$58,214
2023	71,062
2024	38,236
2025	39,152
2026	40,072
2027	13,400
Total Rental payments	260,136
Interest	30,974
Net Rental payments	$229,162

The weighted average discount rate is 6% and the remaining weighted average lease term is 4.04 years.

6.	LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit is 9.5%. This line of credit is supported by the personal guarantee of John Pollock. Line of credit balance was $51,776 and $49,145 at December 31, 2021 and 2020, respectively, and $52,932 at September 30, 2021.

7.	NOTES PAYABLE

On April 19, 2019, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon (“O’Banon”), a customer, in the amount of $32,205. The note is in settlement of tax penalties and interest he incurred, that were proximately caused by the Company’s actions. The monthly principal and interest payments are $623, with a balloon payment of $14,048 in April 2022. The note is being repaid over 36 months and bears an interest rate of 6%. The Company has instituted abatement efforts on O’Banon’s behalf, with the taxing authority, however the abatement was denied. The outstanding balance on December 31, 2021 and September 30, 2021, was $15,689 and $17,305, respectively.

On August 31, 2020, the Company entered into an agreement with John DuPriest (DuPriest), a former officer of Forta, in settlement pursuant to employment termination. The parties entered into an unsecured promissory note to DuPriest in the amount of $52,000.00, bearing interest of 5%, payable over 26 months beginning with January 15, 2021 through February 15, 2023. The balance is $38,548 and $38,548 as of December 31, 2021 and September 30 2021, respectively.

On February 2, 2021, Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral.

The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the proceeds of the PPP loans will be eligible for forgiveness. However, Forta will end its operation and will be dissolved.

The Company’s maturities of debt subsequent to December 31, 2021 are as follows:

2022	$47,946
2023	6,290
2024	–
2025	–
2026	422,900
Total Debt maturities	$477,136

8.	ACCRUED EXPENSES

Accrued expenses increased by $54,101 for the three months ending December 31, 2021 to $1,137,080 from $1,082,979 as of September 30, 2021. Accrued expenses consist of the following at December 31:

	December 31, 2021	September 30, 2021
SAR Liability	$93,554	$61,763
Accrued payroll	142,898	42,858
Commissions payable	100,642	80,588
Assurance and tax fees	52,500	90,000
TBP Commissions	1,250	–
Credit card processing fees	2,909	2,909
Accrued Tech costs	44,208	39,743
Other Accounts payable	699,117	765,117
Accrued operating expenses	$1,137,080	$1,082,979

9.	INCOME TAXES

For the three months ending December 31, 2021 and 2020, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Net non-current deferred tax assets:
Net operating loss carryforward	$1,334,019	$1,328,093
Amortization	(8,576)	(8,770)
Depreciation	5,463	5,625
Valuation allowance	(1,330,906)	(1,324,948)
Net deferred taxes	$–	$–

10.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

In December 2021, a new variant of the novel strain of coronavirus, referred to as COVID-19, has spread to the United States.

The financial markets may demonstrate volatility in reaction to the virus outbreak. There has been considerable strain on companies in many sectors of the economy. Investors suffered significant decreases in the value of their investment portfolios, and the economy has significantly shut down. It is unclear when the economy will start up again, and the lingering effects are not known. During periods of high volatility and uncertainty many investors choose to stop ongoing investment activity and sit on the sidelines until the markets become more stable.

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

Any significant shutdown of the economy for a sustained period will affect the Company’s revenue which could lead to losses.

11.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share.

12.	STOCK OPTION PLAN

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

	Shares under Option	Value of Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2021	7,260,196	$550,455	$0.17	106 months
Granted	60,866	$1,361,200	$0.4	115 months
Exercised	0	$–	$0
Canceled or expired	(1,340,500)	$1,845,870	$0.44	4 months
Outstanding - December 31, 2021	5,980,562	47,340		98 months
Exercisable - December 31, 2021	1,761,393		$0.25	94 months

Unamortized share-based compensation expense as of December 31, 2021 amounted to $692,788 which is expected to be recognized over the next 5 years.

Total compensation expense, included in salaries and wages, of previously unamortized stock compensation was $48,436 and $60,170 for the three months ended December 31, 2021 and 2020.

On November 27, 2020, the 2016 Plan was amended to allow grants of other equity related rights, including Stock Appreciation Rights. During the three months ended December 31, 2021, 60,866 and 0 options and SARs were granted, respectively. There were no awards issued during the three months ended December 31, 2020. SARs are recorded as a liability because there is a cash settlement option.

13.	RELATED PARTY TRANSACTIONS

Included in compensation expenses for TMN were consulting fees paid to a related party as a condition to the TMN acquisition. One agreement is with Tax Tuneup, LLC which is owned by Ed Lyon, the CEO of TMN. Through this arrangement, Tax Tuneup, LLC provides consulting services to TMN, including updating of the tax strategies to comply with tax law and rules. The payments each month are $16,500. The total paid under this agreement in the three months ended December 31, 2021 and 2020 respectively, were $49,500 and $49,500. The other agreement is with Vandata, LLC, which is owned by Keith Vandestadt who provides consulting services to TMN and is paid $5,000 per month, for a total of $15,000 in the three months ended December 31, 2021 and 2020, respectively. Vandata, LLC is also owed $10,000 for services previously rendered.

On April 12, 2019, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and was originally to be repaid in six equal installments of $2,520, beginning July 1, 2019. The last two payments have been deferred, with the balance still accruing interest. The balance of the loan at December 31, 2021 and September 30, 2021 was $5,332 and $5,296, respectively. In addition, Company owes $50,750 to a company owned by Mr. Pollock for consulting services. Payments are not being made at this time on this obligation.

14.	SUBSEQUENT EVENTS

In January 2022, Forta’s clearing firm sent a notice of termination, and has assessed a termination fee of $250,000 as per its contractual right. Forta does not have the resources to pay the termination fee, and the clearing firm will apply all cash balances that it holds to the payment of the termination fee. That will result in the transfer of in excess of $100,000 from Forta to the clearing firm and increase liabilities in the net amount of approximately $150,000. In addition, Forta has violated its net capital requirements with FINRA and Forta has shut down its broker dealer operations. Forta’s application to terminate its FINRA registration was accepted in January, retroactive to October 2020. Management is considering dissolving Forta, and that decision will likely be made next fiscal quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” included in this Form 10-Q for the three months ended December 31, 2021.

Plan of Operations

Financial Gravity Companies, Inc. (the “Company”) is headquartered in Lakeway Texas, with locations in Monterey, California and Cincinnati, Ohio. Company, along with its subsidiary companies, supports investment advisors and provides tax professionals with a turnkey family office charter. Company helps the tax professionals evolve from the commoditized business of tax compliance to a Family Office Director that runs and manages their own multi-family office. Family Office Directors are able to leverage the Financial Gravity systems, technology, proprietary resources, and deep domain expertise to bring an elevated and holistic financial service experience to their clients that spans proactive tax planning, retirement and estate planning, wealth management, and risk mitigation.

Financial Gravity’s Subsidiaries:

Financial Gravity Asset Management, Inc., formerly Sofos Investment Management, Inc. (“FGAM”), is an RIA, registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses. FGAM had in excess of $170,000,000 in assets under management as of December 31, 2021.

Financial Gravity Enhanced Markets, LLC, formerly, MPath Advisor Resources, LLC (“FGEM”) is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. The advisors with FGFOS access insurance and other related products through FGEM.

Tax Master Network (“TMN”) supports over 300 CPA and Enrolled Agent professionals, training them to add crucial tax planning services to support clients. TMN member customer base adds significant business development opportunities for Company. TMN provides tax services, including its “Tax Blueprint®” system which identifies strategies for lowering the client's taxes. This presents Company with the opportunity to provide enhanced tax advice and investment advisory services.

Financial Gravity Family Office Services, LLC (“FGFOS”) is a registered investment advisor (“RIA”) that offers financial planning, and wealth management services to clients through investment advisors. Many of the independent investment advisors are members of TMN that are licensed to provide investment management advice. FGFOS provides support for the multi-family offices run by the TMN members.

Financial Gravity Investment Services, LLC (“FGIS”) is an office of Office of Supervisory Jurisdiction that is affiliated with Kingswood U.S., a broker dealer. FGIS will have a small number of registered representatives for securities transactions that require a broker/dealer affiliation.

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

Family Office Services including wealth management services through FGFOS, investment advisory services through FGAM, insurance services through FGEM, and stock brokerage services through FGIS.

Results of Operations for the three months ended December 31, 2021 compared to the three months ended December 31, 2020

Revenues

For the three months ended December 31, 2021, revenue decreased $111,784 to 1,595,893 from $1,707,677 for the three months ended December 31, 2020. The principal components of the decrease in revenue are: decreased revenue of approximately $604,000 from Forta, increased investment management revenue from FGAM of approximately $91,000, decreased revenue from TMN of approximately $111,000, and increased revenue from FGEM of approximately $143,000 as compared to the three months ended December 31, 2020, and one time revenue from FGIS of $30,000 for referral fees.

Operating Expenses

Cost of services activity decreased $16,765 to $18,782 for the three months ended December 31, 2021 from $35,547 for the three months ended December 31, 2021. The cost of services is credit card processing fees and Forta cost of brokerage services.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses decreased $35,536 to 97,194 for the three months ended December 31, 2021 from $132,730 for the three months ended December 31, 20219 This decrease is primarily due to an decrease in legal fees.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased $13,368 to $21,962 for the three months ended December 31, 2021 from $35,330 for the three months ended December 31, 2020. The decrease is due to some assets becoming fully depreciated.

General and administrative expenses decreased $194,150 to $142,616 for the three months ended December 31, 2021 from $336,766 for the three months ended December 31, 2020. The decrease is primarily due to reduction in rents, due to tendering the Denver leased space back to the landlord, $134,656, and a reduction in technology expenditures, $97,775.

Marketing expenses increased slightly by $6,506 to 27,052 for the three months ended December 31, 2021 from $20,546 for the three months ended December 31, 2020. The increase is due to the Company increasing some marketing channels.

Compensation expenses increased $26,670 to $1,361,452 for the three months ended December 31, 2021 from $1,334,782 for the three months ended December 31, 2020. The overall increase was principally due to increases of $177,358 in Salaries, offset by reductions in Commissions $125,287 and employee insurance $16,311.

The Company experienced a decrease in its net loss of $119,620 to a net loss of $74,740 for the three months ended December 31, 2021 from a net loss of $194,360 for the three months ended December 31, 2020, primarily attributable to the reasons noted above. $71,869 of the net loss was attributed Forta’s operations which will be discontinued. Excluding Forta, the net loss was approximately $1300 for the three months ended December 31, 2021.

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

Accrued revenues are recorded for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of December 31, 2021 and September 30, 2021, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

FGAM, FGFOS and Forta generate investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned, at the end of each monthly period.

FGIS and Forta generate commission revenue from the sale of securities and annuities and premiums on life insurance policies. The revenue is recognized when commissions are earned, or when it is determined that annuities or insurance products are sold, which is typically at trade date. Commissions are received after products are sold, issued or in force.

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

Trade accounts receivable are carried only for subscription revenues not received in the period they apply to. The allowance for doubtful accounts was $0 and $0 as of December 31, 2021 and September 30, 2021 respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59% in the quarter ended December 31, 2021, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2020. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and cash equivalents of $353,183. The increase in cash and cash equivalents from September 30, 2021 was due to net cash provided by operating activities of $49,897 and net cash used in investing activities of $0, and net cash used in financing activities of $2,584.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the three months ended December 31, 2021, the Company reported $1,595,893 in revenue, a net loss of $74,740, increase of cash of $47,314, and an accumulated deficit of $14,488,610. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

In in February of 2021, Forta received a PPP loan of $422,900. The loan may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loan will be eligible for forgiveness, which would result in an increase in capital of $422,900.

Company’s plans for expansion include attracting additional clients through marketing efforts with its current and future brokerage, investment management and insurance agent representatives, as well as increasing the TMN membership and the investment advisory activity of the members to increase assets under management and Company’s revenue. Future growth plans will include efforts to increase advisory activity through TMN members. There is no guaranty that the Company will achieve these objectives.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2021 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

No changes in Internal Control over Financial Reporting has been made since fiscal year end 2021.

Part II Other Information

Item 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. A subsidiary of the Company is currently involved in two legal proceeding. Company does not believe that the outcome of any pending litigation will be material to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

No changes from September 30, 2021 10-K annual report.

In January 2022, Forta’s clearing firm sent a notice of termination, and has assessed a termination fee of $250,000 as per its contractual right. Forta does not have the resources to pay the termination fee, and the clearing firm will apply all cash balances that it holds to the payment of the termination fee. That will result in the transfer of in excess of $100,000 from Forta to the clearing firm and increase liabilities in the net amount of approximately $150,000. In addition, Forta has violated its net capital requirements with FINRA and Forta has shut down its broker dealer operations. Management is considering dissolving Forta, and that decision will likely be made next fiscal quarter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2020 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Item 1A. RISK FACTORS.

No changes from September 30, 2020 10-K annual report.

In January 2022, Forta’s clearing firm sent a notice of termination, and has assessed a termination fee of $250,000 as per its contractual right. Forta does not have the resources to pay the termination fee, and the clearing firm will apply all cash balances that it holds to the payment of the termination fee. That will result in the transfer of in excess of $100,000 from Forta to the clearing firm and increase liabilities in the net amount of approximately $150,000. In addition, Forta has violated its net capital requirements with FINRA and Forta has shut down its broker dealer operations. Management is considering treating Forta as a discontinued operation, and that decision will likely be made next fiscal quarter.

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

Date: February 14, 2022	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By: /s/ Gary Nemer
Gary Nemer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	February 14, 2022
Scott Winters	(principal executive officer)

/s/ Gary Nemer	CFO	February 14, 2022
Gary Nemer	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	February 14, 2022
John Pollock

/s/ Edward A. Lyon	Director	February 14, 2022
Edward A. Lyon

/s/ Jennifer Winters	Director	February 14, 2022
Jennifer Winters

/s/ William R. Nelson	Director	February 14, 2022
William R. Nelson

/s/ Mark Williams	Director	February 14, 2022
Mark Williams

