Form 10-Q
period 2022-03-31
Financial Gravity Companies, Inc.
filed 2022-05-16
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and six months ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s Common Stock as of May 16, 2022 was 91,806,983.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	September 30, 2021

CURRENT ASSETS
Cash and cash equivalents	$177,887	$306,057
Accrued revenues	186,845	270,428
Current right-of-use asset	70,140	112,469
Prepaid expenses and other current assets	64,457	153,047
TOTAL CURRENT ASSETS	499,329	842,001
Property and equipment, net	29,749	38,523
Proprietary content, net	49,229	81,958
Intellectual property	53,170	53,170
Right-of-use asset, net of current portion	133,150	156,863
Goodwill, net	3,176,767	3,176,767
TOTAL ASSETS	$3,941,394	$4,349,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$23,901	$32,747
Accrued expenses	1,208,393	1,082,979
Related party payables	61,119	66,432
Contract liabilities	37,239	66,654
Line of credit	50,228	52,932
Rent payable	88,008	90,941
Lease payable, current portion	70,860	133,078
Notes payable, current portion	52,596	45,412
TOTAL CURRENT LIABILITIES	1,592,344	1,571,175
Notes payable, net of current portion	422,900	433,341
Lease payable, net of current portion	144,379	193,073
TOTAL LIABILITIES	2,159,623	2,197,589

Commitments and Contingencies (see Note 10)	–	–

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 91,806,983 shares issued and outstanding as of March 31, 2022, and 91,618,412 as of September 30, 2021.	91,807	91,618
Additional paid-in capital	16,576,571	16,473,946
Accumulated deficit	(14,886,607)	(14,413,871)
TOTAL STOCKHOLDERS' EQUITY	1,781,771	2,151,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,941,394	$4,349,282

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended March 31, 2022 and 2021

(Unaudited)

	For the Three Months Ending March 31, 2022	For the Three Months Ending March 31, 2021	For the Six Months Ending March 31, 2022	For the Six Months Ending March 31, 2021
REVENUE
Broker dealer income	$27,703	$254,716	$93,044	$522,814
Investment management fees	714,921	993,630	1,592,615	1,832,659
Service income	832,717	433,650	1,485,576	1,034,200
Total revenue	1,575,341	1,681,996	3,171,235	3,389,673
Affiliate expense	(79,566)	–	(79,566)	–
Gross profit	1,495,775	1,681,996	3,091,669	3,389,673
OPERATING EXPENSES
Cost of services	274,665	22,683	293,448	58,230
Professional services	123,189	97,074	220,384	229,804
Depreciation and amortization	21,485	32,174	43,447	67,504
General and administrative	124,488	221,398	267,119	558,166
Marketing	40,789	12,234	67,841	32,780
Compensation expense	1,308,569	1,400,685	2,670,006	2,735,466
Total operating expenses	1,893,185	1,786,248	3,562,245	3,681,950

LOSS FROM OPERATIONS	(397,410)	(104,252)	(470,576)	(292,277)
OTHER INCOME (EXPENSE)
Interest expense	(586)	(1,157)	(2,160)	(2,270)
TOTAL OTHER EXPENSE, NET	(586)	(1,157)	(2,160)	(2,270)

LOSS BEFORE INCOME TAXES	(397,996)	(105,409)	(472,736)	(294,547)

PROVISION FOR INCOME TAXES	–	1,622	–	(3,600)

NET LOSS	$(397,996)	$(103,787)	$(472,736)	$(298,147)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares outstanding (basic)	91,806,983	83,618,412	91,806,983	83,618,412
Weighted-average shares outstanding (diluted)	97,757,545	89,280,608	97,757,545	89,280,608

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six month and three-month periods ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	No. of Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914
Stock-based employee compensation expense	–	–	24,464	–	24,464
Net loss	–	–	–	(194,360)	(194,360)
Balance at December 31, 2020	83,618,412	83,618	14,409,550	(7,185,150)	7,308,018

Stock-based employee compensation expense	–	–	41,622	–	41,622
Net loss	–	–	–	(103,787)	(103,787)
Balance at March 31, 2021	83,618,412	$83,618	$14,451,172	$(7,288,937)	$7,245,853

Balance at September 30, 2021	91,618,412	$91,618	$16,473,946	$(14,413,871)	$2,151,693
Stock-based employee compensation expense	–	–	16,644	–	16,644
Shares issued in lieu of rent	188,571	189	65,811	–	66,000
Net loss	–	–	–	(74,740)	(74,740)
Balance at December 31, 2021	91,806,983	91,807	16,556,401	(14,488,611)	2,159,597

Stock-based employee compensation expense	–	–	20,170	–	20,170
Net loss	–	–	–	(397,996)	(397,996)
Balance at March 31, 2022	91,806,983	$91,807	$16,576,571	$(14,886,607)	$1,781,771

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31,

(Unaudited)

	Six Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(472,736)	$(298,147)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	43,447	67,504
Stock-based compensation	36,093	64,948
Proceeds from sale of common stock	66,000	–
Changes in Assets and Liabilities:
Accrued revenues	83,583	114,970
Right-of-use asset	66,042	34,039
Prepaid expenses and other current assets	88,591	(290,904)
Accounts payable - trade	(8,846)	(85,698)
Accrued expenses	126,134	(27,682)
Related party payable	(5,313)	(3,865)
Contract liabilities	(29,415)	71,873
Rent payable	(2,933)	108,543
Lease payable	(110,912)	(13,642)
NET CASH USED IN OPERATING ACTIVITIES	(120,265)	(258,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,944)	(2,176)
NET CASH USED IN INVESTING ACTIVITIES	(1,944)	(2,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	–	422,900
Payments on notes payable	(3,257)	(8,785)
Payments on line of credit	(2,704)	(10,047)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,961)	404,068

NET CHANGE IN CASH	(128,170)	143,831

CASH AT BEGINNING OF YEAR	306,057	482,854
CASH AT END OF YEAR	$177,887	$626,685

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$2,160	$2,270
Income tax	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) are located in Lakeway, Texas. Operations are conducted through wholly owned subsidiaries. The Company supports investment advisors and provides tax professionals with a turnkey family office charter. The Company helps the tax professionals evolve from the commoditized business of tax compliance to a Family Office Director that runs and manages their own multi-family office. Family Office Directors are able to leverage the Financial Gravity systems, technology, proprietary resources, and deep domain expertise to bring an elevated and holistic financial service experience to their clients that spans proactive tax planning, retirement and estate planning, wealth management, and risk mitigation.

Tax Master Network, LLC (“TMN”) services a network of over 300 accountants and tax preparers with three primary services including monthly subscriptions to the tax software systems, coaching and email marketing services.

Financial Gravity Family Office Services, LLC (“FGFOS”) is a registered investment advisor (“RIA”) that offers investment management advice to clients through independent investment advisors. Many of the independent investment advisors are members of TMN that are licensed to provide investment management advice. FGFOS provides support for the multi-family offices run by the TMN members.

Financial Gravity Enhanced Markets, LLC (“FGEM”) is an insurance marketing organization and provides insurance products and services to insurance agents or agencies.

Financial Gravity Asset Management, Inc. (“FGAM”) is an RIA. FGAM provides asset management services.

Forta Financial Group, Inc. has ended its broker/dealer and RIA operations, and has no current operations.

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain items from prior reporting periods were reclassified in the financial statements for the current year presentation. These do not have a material impact on the consolidated balance sheets, statements of operations, or statements of cash flow. For instance, an adjustment has been made to the accompanying consolidated statements of cash flows changing the classification of approximately $99,000 from accrued expense in the report for March 31, 2021 to contract liabilities in the report for March 31, 2022. An adjustment has been made to the accompanying balance sheet and consolidated statements of cash flows changing the classification of right to use lease in the report for March 31, 2021 to right-of-use asset in the report for March 31, 2022. Compensation items classified as salaries and wages as of March 31, 2021, have been reclassified to compensation expense on the consolidated statements of operations. For the period ending March 31, 2021, approximately $88,000 was reclassified from deferred rent to rent payable on the consolidated balance sheet.

These changes in classification does not affect previously reported operating activities or financial position of the Company.

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

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During each of the three-month periods ended March 31, 2022 and 2021, the Company recorded amortization expense of $16,185. During the six-month periods ended March 31, 2022 and 2021, the Company recorded amortization expense of $32,729 and $28,777, respectively. Amortization expense related to this intangible asset is included in the accompanying consolidated statements of operations. Accumulated amortization at March 31, 2022 was $475,871 and $443,142 at September 30, 2021. Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2022	$32,729
2023	16,500
Future amortization	$49,229

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property is stated at cost. Intellectual property with indefinite lives are not amortized but are tested for impairment at least annually. Management has determined that the intellectual property has an indefinite life and does not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of March 31, 2022 and September 30, 2021.

Goodwill

The Company conducts ongoing annual impairment assessments, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macroeconomic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, an impairment test is performed. Management determined that no impairment was necessary at March 31, 2022.

Goodwill consists of the following:

	March 31, 2022	September 30, 2021
TMN Goodwill	$1,094,702	$1,094,702
Company Goodwill (Net NCW/Vestus Transaction)	2,082,065	2,082,065
Total Goodwill	$3,176,767	$3,176,767

Income Taxes

The Company accounts for federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no uncertain tax positions or accrued interest or penalties as of March 31, 2022 and September 30, 2021.

From time to time, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s federal income tax returns since 2019 are still subject for examination by taxing authorities.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares were 91,806,983 for the three and six months ended March 31, 2022 and 83,618,412 for the three and six months ended March 31, 2021.

For the three and six months ended March 31, 2022, approximately 5,470,600 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three and six months ended March 31, 2021, approximately 3,397,696 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

Revenue Recognition

The Company derives its revenues primarily from the following activities: Investment Management Fees, Securities Brokerage Commissions, Tax Master Network subscriptions, Tax Operating System subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, and Insurance Sales.

Investment management fees are recognized as services are provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage clients’ investments. Fees are generally paid monthly in arrears. Revenues are earned over the period in which the service is provided.

The Company generates services revenue which is recognized when consulting and other professional services are performed by the Company (primarily from TMN and FGEM). Revenue is recognized as services are delivered.

The Company generates subscription revenue primarily from TMN. Revenue is recognized as services are delivered.

Revenue represents gross billings less discounts, and are net of sales taxes, as applicable. Amounts invoiced for work not yet completed are shown as contract liabilities in the accompanying consolidated balance sheets.

Accrued revenues are recorded for investment management fees that are paid in arrears, and are generally collected within a few days of month end by debiting client accounts held by a custodian. The allowance for doubtful accounts was $0 as of March 31, 2022, September 30, 2021, and March 31, 2021. In the normal course of business, the Company extends credit on an unsecured basis to its customers as fees accrue during a month. The Company does not believe that it is exposed to any significant risk of loss on accruing fees.

FGAM and FGFOS generate investment management fees for services provided by the Company to clients. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned, and billed at the end of each monthly period. FGAM shares certain clients with FGFOS and the professional fees charges to the FGFOS client accounts is treated as affiliate expense to FGAM and revenue to FGFOS.

FGIS generates commission revenue from the sale of securities and annuities and premiums on life insurance policies. The revenue is recognized when commissions are earned, or when it is determined that annuities or insurance products are sold, which is typically at the trade date. Commissions are collected after products are sold, issued or in force.

FGEM generates revenue from insurance marketing services for insurance agents, including sourcing of insurance policies through selling agreements. Revenue is recognized when the policies have been accepted by the issuer and it is probable the commission will be received.

Tax Master Network provides subscription services that are charged and collected on a month-to-month basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. A contract liability is recognized when the customer payment is received. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement.

The Company received revenue from FGAM’s operations that are primarily from investment management fees, including money management fees. Investment management fees are based upon a percentage of assets under management and totaled $425,259 and $516,865 for the three months ended March 31, 2022 and 2021, and $924,306 and $925,329 for the six months ended March 31, 2022 and 2021, respectively.

The Company received revenue from Forta’s operations for the three and six months ended March 31, 2022 and 2021, respectively:

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Commission-based transactions	$76,980	$907,330	$37,255	$254,716
Insurance and other service revenue	93,044	522,814	27,703	22,362
Investment advisory fees	72,992	38,373	37,400	476,774
Other	–	30,443	–	–
Total Forta Revenue	$243,016	$1,498,960	$102,358	$753,852

The Company received revenue from TMN’s operations from the following major sources for the three and six months ended March 31, 2022 and 2021, respectively:

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
TMN membership subscriptions	$419,326	$447,596	$209,356	$218,932
Tax Blueprints	142,500	165,000	82,500	37,500
Commissions/referrals	30,400	26,111	30,251	780
Total TMN Revenue	$592,226	$638,707	$322,107	$257,212

The Company received revenue from FGEM’s operations from insurance sales of $271,700 and $154,076 for the three months ended March 31, 2022 and 2021, and $588,122 and $326,677 for the six months ended March 31, 2022 and 2021, respectively.

The Company received revenue from FGIS’s operations in the amount of $2,203 and $0 for the three months ended March 31, 2022 and 2021, and $32,203 and $0 for the six months ended March 31, 2022 and 2021, respectively.

Advertising and Marketing

Marketing costs are charged to operations when incurred. Marketing expenses were $40,789 and $12,234 for the three months ended March 31, 2022 and 2021, and $67,841 and $32,780 for the six months ended March 31, 2022 and 2021, respectively.

Compensation Expense

The Company includes in compensation all salaries, wages, employee benefits, payroll costs, payroll taxes, commissions to employees and to independent investment advisors and related party consultants, and stock-based compensation. This is a reclassification from prior periods’ salary and wages on the consolidated statements of operations.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.77% in the quarter ended March 31, 2022 and 0.59% in 2021, dividend yield of 0%, expected life of 10 years and volatility of 86.17% in 2022 and 35% to 40% in 2021 respectively. SAR awards are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

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

Adjustments

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with GAAP, pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2021, included in its Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the three months ended March 31, 2022, the Company reported $1,575,341 in revenue, a net operating loss of $397,410, and cash used of $175,296. For the six months ended March 31, 2022, the Company reported $3,171,235 in revenue, a net operating loss of $470,576, cash used of $128,170, and an accumulated deficit of $14,886,607. These operating results raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company’s plans for expansion include attracting additional clients through marketing efforts with its current and future brokerage, investment management and insurance agent representatives, as well as increasing the TMN membership and the investment advisory activity of the members to increase assets under management and the Company’s revenue. Future growth plans will include efforts to increase advisory headcount through recruiting of individual advisors and groups of advisors. There is no guaranty that the Company will achieve these objectives.

Recent Accounting Pronouncements

In November of 2021, the FASB issued ASU 2021-10 Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of ASU Topic No. 2016-13 to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected loss from customers method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The guidance has been implemented for fiscal years beginning after December 15, 2021.

3. SEGMENT REPORTING

We manage our business in reportable segments. Each of our active subsidiaries is treated as a segment. We evaluate the performance of our operating segments based on a segment’s share of consolidated operating income. Therefore, for instance, Company has determined that Forta will underperform and has decided to end its operations, which is in progress.

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2021

	Eliminations	FGC	Forta	FGAM	FGEM	TMN	TOTAL
Income
Broker dealer	$–	$–	$254,716	$–	$–	$–	$254,716
Investment management fees	–	–	476,774	516,856	–	–	993,630
Service income	–	–	22,362	–	154,076	257,212	433,650
Income from investment in subsidiaries	38,531	(38,531)	–	–	–	–	–
Total Income	38,531	(38,531)	753,852	516,856	154,076	257,212	1,681,996
Gross Profit	38,531	(38,531)	753,852	516,856	154,076	257,212	1,681,996

Expense
Cost of services	–	–	13,386	–	–	9,297	22,683
Professional services	–	56,452	40,447	–	175	–	97,074
Depreciation and amortization	–	19,721	86	–	–	12,367	32,174
General and administrative	–	37,578	147,619	8,653	5,692	21,856	221,398
Marketing	–	3,180	1,741	132	454	6,727	12,234
Compensation expense	–	484,697	612,265	192,462	35,011	76,250	1,400,685
Total Expense	–	601,628	815,544	201,247	41,332	126,497	1,786,248
Net Operating Income (Loss)	38,531	(640,159)	(61,692)	315,609	112,744	130,715	(104,252)
Interest expense	–	(1,157)	–	–	–	–	(1,157)
Income tax revenue (expense)	–	(21,539)	23,161	–	–	–	1,622
Total Other Expense (Income)	–	(22,696)	23,161	–	–	–	465
Net Income/(Loss)	$38,531	$(662,855)	$(38,531)	$315,609	$112,744	$130,715	$(103,787)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2022

	Eliminations	FGC	Forta	FGAM	FGFOS	FGEM	TMN	FGIS	TOTAL
Income
Broker dealer	$–	$–	$27,703	$–	$–	$–	$–	$–	$27,703
Investment management fees	(72,926)	–	37,255	425,259	323,130	–	–	2,203	714,921
Service income	–	–	37,400	144,434	57,076	271,700	322,107	–	832,717
Income from investment in subsidiaries	303,902	(303,902)	–	–	–	–	–	–	–
Total Income	230,976	(303,902)	102,358	569,693	380,206	271,700	322,107	2,203	1,575,341

Affiliate Expense	(72,926)	–	–	152,492	–	–	–	–	79,566

Gross Profit	303,902	(303,902)	102,358	417,201	380,206	271,700	322,107	2,203	1,495,775
Expense
Cost of services	–	–	250,000	11,763	–	–	12,902	–	274,665
Professional services	–	71,070	51,932	1,486	(1,299)	–	–	–	123,189
Depreciation and amortization	–	5,300	–	–	–	–	16,185	–	21,485
General and administrative	–	67,199	33,200	18,145	(4,990)	9,253	1,681	–	124,488
Marketing	–	29,910	–	–	–	681	10,198	–	40,789
Compensation expense	–	766,402	70,808	126,515	166,978	76,616	101,250	–	1,308,569
Total Expense	–	939,881	405,940	157,909	160,689	86,550	142,216	–	1,893,185
Net Operating Income (Loss)	303,902	(1,243,783)	(303,582)	259,292	219,517	185,150	179,891	2,203	(397,410)
Interest Expense	–	(264)	(322)	–	–	–	–	–	(586)
Income Taxes	–			–	–	–	–	–	–
Total Other Expense (Income)	–	(264)	(322)	–	–	–	–	–	(586)
Net Income/(Loss)	$303,902	$(1,244,047)	$(303,904)	$259,292	$219,517	$185,150	$179,891	$2,203	$(397,996)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR SIX MONTHS ENDED MARCH 31, 2021

	Eliminations	FGC	Forta	FGAM	FGEM	TMN	TOTAL

Income
Broker dealer	$–	$–	$522,814	$–	$–	$–	$522,814
Investment management fees	–	–	907,330	925,329	–	–	1,832,659
Service income	–	–	68,816	–	326,677	638,707	1,034,200
Income from investment in subsidiaries	(13,194)	13,194	–	–	–	–	–
Total Income	(13,194)	13,194	1,498,960	925,329	326,677	638,707	3,389,673
Gross Profit	(13,194)	13,194	1,498,960	925,329	326,677	638,707	3,389,673
Expense	–	–	–	–	–	–	–
Cost of services	–	–	27,536	11,074	–	19,620	58,230
Professional services	–	114,751	87,939	–	175	26,939	229,804
Depreciation and amortization	–	54,978	159	–	–	12,367	67,504
General and administrative	–	82,190	382,305	12,208	9,320	72,143	558,166
Marketing	–	10,037	12,350	132	454	9,807	32,780
Compensation expense	–	904,971	1,236,262	312,772	85,461	196,000	2,735,466
Total Expense	–	1,166,927	1,746,551	336,186	95,410	336,876	3,681,950
Net Operating Income/(Loss)	(13,194)	(1,153,733)	(247,591)	589,143	231,267	301,831	(292,277)
Interest Expense	–	2,270	–	–	–	–	2,270
Income Taxes	–	264,382	(260,782)	–	–	–	3,600
Total Other Expense (Income)	–	266,652	(260,782)	–	–	–	5,870
Net Income/(Loss)	$(13,194)	$(1,420,385)	$13,191	$589,143	$231,267	$301,831	$(298,147)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR SIX MONTHS ENDED MARCH 31, 2022

	Eliminations	FGC	Forta	FGAM	FGFOS	FGEM	TMN	FGIS	TOTAL
Income
Broker dealer	$–	$–	$93,044	$–	$–	$–	$–	$–	$93,044
Investment management fees	(72,926)	–	76,980	924,306	662,052	–	–	2,203	1,592,615
Service income	–	–	72,992	145,160	57,076	588,122	592,226	30,000	1,485,576
Income from investment in subsidiaries	377,056	(377,056)	–	–	–	–	–	–	–
Total Income	304,130	(377,056)	243,016	1,069,466	719,128	588,122	592,226	32,203	3,171,235
Affiliate expense	(72,926)	–	–	152,492	–	–	–	–	79,566
Gross Profit	377,056	(377,056)	243,016	916,974	719,128	588,122	592,226	32,203	3,091,669
Expense
Cost of services	–	(236)	259,087	11,764	–	–	22,833	–	293,448
Professional services	–	97,977	119,935	3,186	(1,299)	–	585	–	220,384
Depreciation and amortization	–	10,525	193	–	–	–	32,729	–	43,447
General and administrative	–	175,870	39,545	28,477	1,722	15,264	6,241	–	267,119
Marketing	–	39,900	–	–	–	1,362	26,579	–	67,841
Compensation expense	–	1,485,953	200,434	287,437	351,483	152,949	191,750	–	2,670,006
Total Expense	–	1,809,989	619,194	330,864	351,906	169,575	280,717	–	3,562,245
Net Operating Income (Loss)	377,056	(2,187,045)	(376,178)	586,110	367,222	418,547	311,509	32,203	(470,576)
Total Other Expense (Income)	–	(553)	(1,607)	–	–	–	–	–	(2,160)
Net Income/(Loss)	$377,056	$(2,187,598)	$(377,785)	$586,110	$367,222	$418,547	$311,509	$32,203	$(472,736)

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31:

	Estimated Service Lives	2022	2021

Furniture, fixtures and equipment	2 to 5 years	$63,498	$58,691
Internally developed software	5 years	152,000	152,000
		$215,498	$210,691
Less accumulated depreciation and amortization		(185,749)	(164,391)
		$29,749	$46,300

Depreciation expenses was $5,300 and $10,718 during the three and six months ended March 31, 2022 and $19,806 and $42,545 during the three and six months ended March 31, 2021, respectively.

Intellectual property consists of the following:
Intellectual property at September 30, 2021	$53,170
Intellectual property purchased at cost	–
Intellectual property at March 31, 2022	$53,170

5. LEASES

The Company leases their office space through an operating lease in Lakeway, Texas and Carmel, California, and an office lease in Cincinnati, Ohio. The Company had a lease in Denver with a lease term into 2024 and deferred for some past due lease obligations over the amended lease term, but that leased property has been tendered back to the landlord. The Company still carries $88,008 in rent payable related to the Denver lease on the accompanying consolidated balance sheet. The Carmel lease is for a term that ends in June of 2023. The Company’s lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. The Lakeway, Texas lease is for a term ending in January 2027. This lease obligates the Company to pay a share of certain common costs, including maintenance, insurance, property taxes and utilities.

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

Company assumed an existing lease in Carmel CA upon the merger with NCW/Vestus. The lease runs through June 2023. The total rent expense for the Carmel lease was $11,250 and $22,500 for the three and six months ended March 31, 2022, respectively. There are renewal options at the end of this lease. At this time, renewal is uncertain. A discount rate of 6% was used in determining the right-of-use asset and related lease liability.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

Maturity of lease payable:
2022	$81,850
2023	49,024
2024	38,696
2025	39,610
2026	33,650
Thereafter	–
Total undiscounted lease payments	242,830
Less: Imputed interest	(27,591)
Present value of lease payable	$215,239

The weighted average discount rate is 6% and the remaining weighted average lease term is 3.99 years.

6. LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit was 7.75% and 9.50% as of March 31, 2022 and 2021, respectively. This line of credit is supported by the personal guarantee of John Pollock. The line of credit balance was $50,228 and $44,065 at March 31, 2022 and 2021, respectively, and $52,932 at September 30, 2021.

7. NOTES PAYABLE

On April 19, 2019, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon, a customer, in the amount of $32,205 and was scheduled to mature in April 2022. The balance of the note as of March 31, 2022 was $14,408. As of April 15, 2022 payments on the remaining balance of $14,048 were reset at $500 (principal and interest), with a balloon payment of the outstanding balance due in April 2023. The interest rate is 6% per annum (see Note 14).

On August 31, 2021, the Company entered into an agreement with John DuPriest (“DuPriest”), a former officer of Forta, in settlement pursuant to employment termination. The parties entered into an unsecured promissory note to DuPriest in the amount of $52,000, bearing interest of 5%, payable over 26 months beginning on January 15, 2021 through February 15, 2023. The balance is $38,548 and $38,548 as of March 31, 2022 and September 30 2021, respectively. DuPriest has agreed to a moratorium on payment on the note.

On February 2, 2021, Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral. The SBA has informed Forta that $339,070 of the outstanding principle is eligible for forgiveness. Forta is evaluating the SBA’s conclusion.

The Company’s maturities of debt subsequent to March 31, 2022 are as follows:

2022	$52,596
2023	0
2024	0
2025	0
2026	422,900
Total Debt maturities	475,496

8. ACCRUED EXPENSES

Accrued expenses increased by approximately $125,000 for the six months ending March 31, 2022 to approximately $1,208,000 from approximately $1,083,000 as of September 30, 2021. Accrued expenses consist of the following at March 31, 2022:

	March 31, 2022	September 30, 2021
SAR liability	$61,042	$61,763
Accrued payroll	160,275	42,858
Commissions payable	97,223	80,588
Accrued expenses	65,256	132,653
Other accounts payable - unissued stock	824,597	765,117
Accrued operating expenses	$1,208,393	$1,082,979

9. INCOME TAXES

For the six months ending March 31, 2022 and 2021, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Net non-current deferred tax assets:
Net operating loss carryforward	$1,413,196	$1,328,093
Amortization	(8,383)	(8,770)
Depreciation	5,301	5,626
Valuation allowance	(1,410,114)	(1,324,949)
Net deferred taxes	$–	$–

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

In December 2021, a new variant of the novel strain of coronavirus, referred to as COVID-19, spread to the United States. The financial markets may demonstrate volatility in reaction to the virus outbreak. Strain on companies in many sectors of the economy continue. It is unclear when these strains will end, and the lingering effects are not known. During periods of high volatility and uncertainty many investors choose to stop ongoing investment activity and sit on the sidelines until the markets become more stable. The Company’s revenues are adversely affected when investors reduce their investment activities. In addition, part of Company’s revenues is based upon the value of assets under management. If the investment portfolios of clients decrease in value, the fees charged for investment advice also decreases. The Company could be affected by lack of access to its offices, although that seems to have had little short-term impact as employees have succeeded in maintaining productivity while working remotely. The long-term effects, however, may present significant issues.

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

	Shares under Option	Value of Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2021	7,310,196	$1,106,764	0.24	95 months
Granted	60,866	5,824	0.50	108 months
Exercised	–	–	–
Canceled or expired	(1,420,500)	(164,068)	0.28
Outstanding - March 31, 2022	5,950,562	948,520	0.23	95 months
Exercisable - March 31, 2022	2,874,731	$399,013	0.22	93 months

Unamortized share-based compensation was $692,788 and $120,843 for the six months ended March 31, 2022 and 2021, respectively, and will be recognized over the next 5 years. During the six months ended March 31, 2022 and 2021, 60,866 and 5,600,000 options and SARs were granted, respectively. SARs are recorded as a liability because there is a cash settlement option.

13. RELATED PARTY TRANSACTIONS

Included in compensation expenses for TMN were consulting fees paid to a related party as a condition to the TMN acquisition. One agreement is with Tax Tuneup, LLC which is owned by Ed Lyon, the CEO of TMN. Through this arrangement, Tax Tuneup, LLC provides consulting services to TMN, including updating of the tax strategies to comply with tax law and rules. The payments each month are $16,500. The total paid under this agreement in the six months ended March 31, 2022 and 2021, respectively, were $49,500 and $49,500. The other agreement is with Vandata, LLC, which is owned by Keith Vandestadt who provides consulting services to TMN and is paid $5,000 per month, for a total of $15,000 in the six months ended March 31, 2022 and 2021, respectively. Vandata, LLC is also owed $10,000 for services previously rendered.

On April 12, 2019, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76%, and was originally to be repaid in six equal installments of $2,520, beginning July 1, 2019. The last two payments have been deferred, with the balance still accruing interest. The balance of the loan at March 31, 2022 and September 30, 2021 was $5,332 and $5,296, respectively. In addition, Company owes $50,750 to a company owned by Mr. Pollock for consulting services. Payments are not being made at this time on this obligation.

14. SUBSEQUENT EVENTS

On April 15, 2022, the Company amended the O’Banon note which extended the maturity date to April 2023 and requires minimum monthly payments of $500 (principal and interest), with a balloon payment for any outstanding balance at maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” included in this Form 10-Q for the six months ended March 31, 2022.

Plan of Operations

Financial Gravity Companies, Inc. and Subsidiaries (the “Company”) located in Lakeway Texas. Operations are conducted through wholly owned subsidiaries. Company supports investment advisors and provides tax professionals with a turnkey family office charter. Company helps the tax professionals evolve from the commoditized business of tax compliance to a Family Office Director that runs and manages their own multi-family office. Family Office Directors are able to leverage the Financial Gravity systems, technology, proprietary resources, and deep domain expertise to bring an elevated and holistic financial service experience to their clients that spans proactive tax planning, retirement and estate planning, wealth management, and risk mitigation.

Financial Gravity’s Subsidiaries:

Financial Gravity Asset Management, Inc. (“FGAM”), is an RIA, registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses. FGAM had in excess of $170,000,000 in assets under management as of March 31, 2022.

Financial Gravity Enhanced Markets, LLC (“FGEM”) is an insurance marketing organization and provides insurance products and services to insurance agents or agencies. The advisors with FGFOS access insurance and other related products through FGEM.

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

Financial Gravity Family Office Services, LLC (“FGFOS”) is an RIA that offers financial planning, and wealth management services to clients through investment advisors. Many of the independent investment advisors are members of TMN that are licensed to provide investment management advice. FGFOS provides support for the multi-family offices run by the TMN members.

Financial Gravity Investment Services, LLC (“FGIS”) is an office of Office of Supervisory Jurisdiction that is affiliated with Kingswood U.S., a broker dealer. FGIS will have a small number of registered representatives for securities transactions that require a broker/dealer affiliation.

Forta Financial Group, Inc. (“Forta”) has discontinued its broker/dealer and RIA operations.

Growth comes from the following activities:

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

Results of Operations for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021

Revenues

For the three months ended March 31, 2022, revenue decreased approximately $107,000 to approximately $1,575,000 from approximately $1,682,000 for the three months ended March 31, 2021. The principal components of the decrease in revenue are: reduction of revenue of approximately $650,000 from winding down of Forta, an increase of revenue from FGFOS of approximately $380,000, increases in revenue for FGAM and TMN of approximately $115,000, and minor changes in other units as compared to the three months ended March 31, 2021. For the six months ended March 31, 2022, revenue decreased approximately $218,000 to approximately $3,171,000 from $3,389,673 for the six months ended March 31, 2021. The principal components of the decrease in revenue are: decrease in revenue of approximately $1,255,000 from winding down of Forta, increased investment management revenue from FGAM of approximately $140,000, and increase in revenue from FGFOS of approximately $720,000, an increase from insurance sales from FGEM of approximately $260,000, and minor changes on other operating units as compared to the six months ended March 31, 2021.

Operating Expenses

Cost of services activity increased approximately $252,000 to approximately $274,700 for the three months ended March 31, 2022 from $22,683 for the three months ended March 31, 2021. Cost of services activity increased approximately $235,000 to approximately $293,000 for the six months ended March 31, 2022 from $58,230 for the six months ended March 31, 2021. The three and six month increases consist primarily of Forta's custodian's termination charge of $250,000.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses increased approximately $26,000 to approximately $123,000 for the three months ended March 31, 2022 from $97,074 for the three months ended March 31, 2021 This increase is primarily due to an increase in legal fees and accounting arising from Forta operations. Professional services expenses decreased approximately $9400 to approximately $220,000 for the six months ended March 31, 2022 from $229,804 for the six months ended March 31, 2021 This increase is primarily due to small increases in legal fees and accounting arising from FGCO and Forta operations.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses decreased approximately $11,000 to approximately $21,000 for the three months ended March 31, 2022 from $32,174 for the three months ended March 31, 2021. The decrease is due to deceleration of depreciation of certain assets. Depreciation and amortization expenses decreased approximately $24,000 to approximately $43,000 for the six months ended March 31, 2022 from $67,504 for the six months ended March 31, 2021. The decrease is due to deceleration of depreciation of certain assets.

General and administrative expenses decreased approximately $98,000 to approximately $124,000 for the three months ended March 31, 2022 from $221,398 for the three months ended March 31, 2021. The decrease is primarily due to the wind down of Forta. General and administrative expenses decreased approximately $291,000 to approximately $267,000 for the six months ended March 31, 2022 from approximately $558,100 for the six months ended March 31, 2021. The decrease is primarily due to the winding down of Forta ($340,000 in reductions), and smaller changes in overhead at the other operating units including: (FGCO - approximately $98,000 in increases, and TMN - approximately $65,000 in decreases).

Marketing expenses increased approximately $29,000 to approximately $41,000 for the three months ended March 31, 2022 from $12,234 for the three months ended March 31, 2021 Marketing expenses increased by approximately $35,000 to approximately $68,000 for the six months ended March 31, 2022 from $32,780 for the six months ended March 31, 2021. The decreases are due to the Company shutting down some previous marketing channels, while new channels have yet to be identified and implemented.

Compensation expense decreased approximately $91,000 to approximately $1,309,000 for the three months ended March 31, 2022 from approximately $1,400,000 for the three months ended March 31, 2021. The decrease was principally due to a decrease at Forta as it winds down ($541,457) and the increased salary and commission expense at FGCO (approximately $281,000) and FGFOS ($166,978) and other smaller amounts at the other operating units. Compensation expense decreased approximately $65,000 to approximately $2,670,000 for the six months ended March 31, 2022 from approximately $2,735,000 for the six months ended March 31, 2021. The decrease was principally due to a decrease at Forta as it winds down ($1,035,839) and the increased salary and commission expense at FGCO (approximately $581,000) and FGFOS ($351,483) and other smaller amounts at the other operating units.

The Company experienced an increase in its net loss of approximately $293,000 to a net loss of approximately $397,000 for the three months ended March 31, 2022 from a net loss of approximately $104,000 for the three months ended March 31, 2021. The Company experienced an increase in its net loss of approximately $175,000 to a net loss of approximately $473,000 for the six months ended March 31, 2022 from a net loss of $298,147 for the six months ended March 31, 2021. The changes are primarily attributable to the reasons noted above.

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

Accrued revenues are recorded for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of March 31, 2022 and September 30, 2021, respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

FGAM, FGFOS and Forta generated investment management fees for services provided by the Company. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned, at the end of each monthly period.

FGIS and Forta generated commission revenue from the sale of securities and annuities and premiums on life insurance policies. The revenue is recognized when commissions are earned, or when it is determined that annuities or insurance products are sold, which is typically at trade date. Commissions are received after products are sold, issued or in force.

FGEM generates revenue from insurance marketing services for insurance agents, including sourcing of insurance policies through selling agreements. Revenue is recognized when the policies have been accepted by the issuer and it is probable the commission will be received.

Tax Master Network provides network subscription services to its TMN members that are charged and collected on a month-to-month basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay half of the year one tax savings. A contract liability is recognized when the customer payment is received. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement.

Trade deferred revenue is carried only for subscription revenues not received in the period they apply to. The allowance for doubtful accounts was $0 and $0 as of March 31, 2022 and September 30, 2021 respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59% in the quarter ended March 31, 2022, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2021. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash and cash equivalents of $177,887. The net decrease in cash was approximately $128,000, primarily due to cash used in operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the six months ended March 31, 2022, the Company reported $3,171,235 in revenue, a net loss of $472,736, decrease of cash of $128,170, and an accumulated deficit of $14,886,607. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

On February 2, 2021, Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral. The SBA has informed Forta that $339,070 of the outstanding principle is eligible for forgiveness. Forta is evaluating the SBA’s conclusion.

Company’s plans for expansion include attracting additional clients through marketing efforts with its current and future brokerage, investment management and insurance agent representatives, as well as increasing the TMN membership. Future growth plans will include efforts to increase tax and investment advisory activity through TMN members. There is no guaranty that the Company will achieve these objectives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our business is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse effect on certain revenue generating transactions which may affect Company’s ability to continue as a going concern.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of March 31, 2022 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of March 31, 2022. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

Part II Other Information

Item 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise. A subsidiary of the Company is currently involved in two legal proceedings. Company does not believe that the outcome of any pending litigation will be material to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Except as described below, no changes from September 30, 2021 10-K annual report.

In late March of 2022, one of Company’s larger investment advisors terminated the relationship with FGAM. The loss of this advisor could result in a reduction of revenue to the Company of over $25,000 per month after commissions to the advisor. Company is taking steps to address the effects of this termination.

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

Date: May 16, 2022	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: May16, 2022	By: /s/ Gary Nemer
Gary Nemer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	May 16, 2022
Scott Winters	(principal executive officer)

/s/ Gary Nemer	CFO	May 16, 2022
Gary Nemer	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	May 16, 2022
John Pollock

/s/ Edward A. Lyon	Director	May 16, 2022
Edward A. Lyon

/s/ Jennifer Winters	Director	May 16, 2022
Jennifer Winters

/s/ William R. Nelson	Director	May 16, 2022
William R. Nelson

/s/ Mark Williams	Director	May 16, 2022
Mark Williams

