Form 10-Q
period 2022-06-30
Financial Gravity Companies, Inc.
filed 2022-08-15
CIK 1377167

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and nine months ended June 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of August __, 2022 was 91,806,983.

FINANCIAL GRAVITY COMPANIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$207,983	$306,057
Accrued revenues	214,566	270,428
Current right-of-use asset	71,209	112,469
Prepaid expenses and other current assets	52,764	153,047

TOTAL CURRENT ASSETS	546,522	842,001

Property and equipment, net	21,449	38,523
Proprietary content, net	32,864	81,958
Intellectual property	53,170	53,170
Right-of-use asset, net of current portion	114,941	156,863
Goodwill	3,176,767	3,176,767

TOTAL ASSETS	$3,945,713	$4,349,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$22,106	$32,747
Accrued expenses	1,485,555	1,082,979
Related party payables	61,156	66,432
Contract liabilities	58,821	66,654
Line of credit	49,944	52,932
Rent payable	88,008	90,941
Lease payable, current portion	72,160	133,078
Notes payable, current portion	49,778	45,412

TOTAL CURRENT LIABILITIES	1,887,528	1,571,175

Lease payable	125,798	193,073
Notes payable	83,830	433,341
TOTAL LIABILITIES	2,097,156	2,197,589

Commitments and Contingencies (see Note 10)	–	–

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 91,806,983 shares issued and outstanding as of June 30, 2022, and 91,618,412 as of September 30, 2021	91,807	91,618
Additional paid-in capital	16,596,361	16,473,946
Accumulated deficit	(14,839,611)	(14,413,871)

TOTAL STOCKHOLDERS' EQUITY	1,848,557	2,151,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,945,713	$4,349,282

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended June 30, 2022 and 2021

(Unaudited)

	For the Three Months Ending		For the Nine Months Ending
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

REVENUE
Broker dealer income	$5,500	$244,470	$98,544	$767,284
Investment management fee	715,365	1,068,885	2,307,980	2,901,543
Service income	626,307	363,304	2,111,883	1,397,505
Total Revenue	1,347,172	1,676,659	4,518,407	5,066,332

Affiliate expense	(158,291)	–	(237,857)	–

GROSS PROFIT	1,188,881	1,676,659	4,280,550	5,066,332

OPERATING EXPENSES
Cost of services	9,533	29,166	302,981	87,396
Professional services	108,468	123,077	328,852	352,881
Depreciation and amortization	21,724	21,594	65,171	89,098
General and administrative	122,081	342,024	389,200	896,439
Marketing	23,188	23,249	91,029	56,029
Compensation	1,195,671	1,535,930	3,865,677	4,271,396
TOTAL OPERATING EXPENSES	1,480,665	2,075,040	5,042,910	5,753,239

LOSS FROM OPERATIONS	(291,784)	(398,381)	(762,360)	(686,907)

OTHER INCOME (EXPENSE)
Forgiveness of PPP Loan	339,070	661,045	339,070	661,045
Loss on impairment of Goodwill	–	(7,380,603)	–	(7,380,603)
Interest expense	(290)	(1,538)	(2,450)	(3,808)
TOTAL OTHER INCOME (EXPENSE), NET	338,780	(6,721,096)	336,620	(6,723,366)

INCOME (LOSS) BEFORE INCOME TAXES	46,996	(7,119,477)	(425,740)	(7,410,273)

PROVISION FOR INCOME TAXES	–	7,634	–	4,033

NET INCOME (LOSS)	46,996	(7,111,843)	(425,740)	(7,406,240)

BASIC NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three month and nine-month periods ended June 30, 2022 and 2021

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	No. of Shares	Amount	Paid-in Capital	Deficit	Equity

Balance at September 30, 2020	83,618,412	$83,618	$14,385,086	$(6,990,790)	$7,477,914
Stock-based employee compensation expense	–	–	24,464	–	24,464
Net loss	–	–	–	(194,360)	(194,360)

Balance at December 31, 2020	83,618,412	83,618	14,409,550	(7,185,150)	7,308,018
Stock-based employee compensation expense	–	–	41,622	–	41,622
Net loss	–	–	–	(103,787)	(103,787)

Balance at March 31, 2021	83,618,412	83,618	14,451,172	(7,288,937)	7,245,853
Stock-based employee compensation expense	–	–	(5,107)	–	(5,107)
Net loss	–	–	–	(7,111,843)	(7,111,843)

Balance at June 30, 2021	83,618,412	$83,618	$14,446,065	$(14,400,780)	$128,903

Balance at September 30, 2021	91,618,412	$91,618	$16,473,946	$(14,413,871)	$2,151,693
Stock-based employee compensation expense	–	–	16,644	–	16,644
Shares issued in lieu of rent	188,571	189	65,811	–	66,000
Net loss	–	–	–	(74,740)	(74,740)

Balance at December 31, 2021	91,806,983	91,807	16,556,401	(14,488,611)	2,159,597
Stock-based employee compensation expense	–	–	20,170	–	20,170
Net loss	–	–	–	(397,996)	(397,996)

Balance at March 31, 2022	91,806,983	91,807	16,576,571	(14,886,607)	1,781,771
Stock-based employee compensation expense	–	–	19,790	–	19,790
Net income	–	–	–	46,996	46,996

Balance at June 30, 2022	91,806,983	$91,807	$16,596,361	$(14,839,611)	$1,848,557

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,

(Unaudited)

	Nine Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425,740)	$(7,406,240)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	65,171	89,098
Stock-based compensation	64,359	97,463
Non-cash rent expense	66,000	–
Loss on impairment of Goodwill	–	7,380,603
Forgiveness of PPP loans	(339,070)	(661,045)

Changes in Assets and Liabilities:
Accrued revenues	55,862	114,970
Right-of-use asset	83,182	64,962
Prepaid expenses and other current assets	100,283	(288,430)
Accounts payable – trade	(10,641)	(73,976)
Accrued expenses	394,821	239,818
Related party payables	(5,276)	(20,944)
Contract liabilities	(7,833)	(14,007)
Rent payable	(2,933)	91,136
Lease payable	(128,193)	(45,410)
NET CASH USED IN OPERATING ACTIVITIES	(90,008)	(432,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,944)	(3,537)
Sale of property and equipment	2,941	–
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	997	(3,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	–	422,900
Payments on notes payable	(6,075)	(16,143)
Proceeds from line of credit	2,353	–
Payments on line of credit	(5,341)	(15,282)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,063)	391,475

NET CHANGE IN CASH AND CASH EQUIVALENTS	(98,074)	(44,064)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	306,057	482,854
CASH AND CASH EQUIVALENTS AT END OF YEAR	$207,983	$438,790

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$290	$1,538
Income tax	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Financial Gravity Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Financial Gravity Companies, Inc., and Subsidiaries (the “Company”) are located in Lakeway, Texas. Operations are conducted through wholly owned subsidiaries. The Company supports investment advisors and provides tax professionals with a turnkey family office charter. The Company helps the tax professionals evolve from the commoditized business of tax compliance to a Family Office Director that runs and manages their own multi-family office. Family Office Directors are able to leverage the Financial Gravity systems, technology, proprietary resources, and deep domain expertise to bring an elevated and holistic financial service experience to their clients that spans proactive tax planning, retirement and estate planning, wealth management, and risk mitigation.

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

Forta Financial Group, Inc. (“Forta”) has ended its broker/dealer and RIA operations and has no current operations.

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain items from prior reporting periods were reclassified in the financial statements for the current year presentation. These do not have a material impact on the consolidated balance sheets, statements of operations, or statements of cash flow. For instance, an adjustment has been made to the accompanying consolidated statements of cash flows changing the classification of approximately $14,000 from deferred revenue in the report for June 30, 2021 to contract liabilities in the report for June 30, 2022. An adjustment has been made to the accompanying balance sheet and consolidated statements of cash flows changing the classification of right to use lease in the report for June 30, 2021 to right-of-use asset in the report for June 30, 2022. Compensation items classified as salaries and wages as of June 30, 2021, have been reclassified to compensation expense on the consolidated statements of operations. For the period ending June 30, 2021, approximately $91,000 was reclassified from deferred rent to rent payable on the consolidated balance sheet.

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

Maintenance and repairs are charged to expenses as incurred; major repairs and replacements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Proprietary Content

The proprietary content acquired as a part of the TMN purchase has been recognized in the accompanying consolidated balance sheets at $525,100, the value attributed to it on the date of the purchase. The proprietary content is being amortized on a straight-line basis over an eight- year estimated life. During each of the three-month periods ended June 30, 2022 and 2021, the Company recorded amortization expense of approximately $16,000. During the nine-month periods ended June 30, 2022 and 2021, the Company recorded amortization expense of approximately $50,000 each period. Amortization expense related to this intangible asset is included in the accompanying consolidated statements of operations. Accumulated amortization at June 30, 2022 was $492,236 and $443,142 at September 30, 2021. Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

Future amortization of proprietary content is estimated to be as follows for the years ended September 30:

2022	$16,364
2023	16,500
Future amortization	$32,864

Intellectual Property

The Company accounts for intellectual property in accordance with GAAP and accordingly, intellectual property is stated at cost. Intellectual property with indefinite lives is not amortized but is tested for impairment at least annually. Management has determined that the intellectual property has an indefinite life and does not consider the value of intellectual property recorded in the accompanying consolidated balance sheets to be impaired as of June 30, 2022 and September 30, 2021.

Goodwill

The Company conducts ongoing annual impairment assessments, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macroeconomic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than it is carrying amount, an impairment test is performed. Management determined that no impairment was necessary at June 30, 2022.

Goodwill consists of the following:

	June 30, 2022	September 30, 2021
TMN Goodwill	$1,094,702	$1,094,702
Company Goodwill	2,082,065	2,082,065
Total Goodwill	$3,176,767	$3,176,767

Income Taxes

The Company accounts for federal and state income taxes pursuant to GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no uncertain tax positions or accrued interest or penalties as of June 30, 2022 and September 30, 2021.

From time to time, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s federal income tax returns since 2019 are still subject to examination by taxing authorities.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Average number of common shares was 91,806,983 and 91,712,697 for the three and nine months ended June 30, 2022 and 83,618,412 for the three and nine months ended June 30, 2021.

For the three and nine months ended June 30, 2022, approximately 2,905,998 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive. For the three and nine months ended June 30, 2021, approximately 1,351,323 common stock equivalents were not added to the diluted average shares because inclusion of such equivalents would be antidilutive.

Revenue Recognition

The Company derives its revenues primarily from the following activities: Investment Management Fees, Securities Brokerage Commissions, Tax Master Network subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, and Insurance Sales.

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

Accrued revenues are recorded for investment management fees that are paid in arrears and are generally collected within a few days of month end by debiting client accounts held by a custodian. The allowance for doubtful accounts was $0 as of June 30, 2022, September 30, 2021, and June 30, 2021. In the normal course of business, the Company extends credit on an unsecured basis to its customers as fees accrue during a month. The Company does not believe that it is exposed to any significant risk of loss on accruing fees.

FGAM and FGFOS generate investment management fees for services provided by the Company to clients. Investment management fees include fees earned from assets under management by providing professional services to manage client investments. Revenue is recognized as earned and billed at the end of each monthly period. FGAM shares certain clients with FGFOS and the professional fees charges to the FGFOS client accounts is treated as affiliate expense to FGAM and revenue to FGFOS.

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

Tax Master Network provides subscription services that are charged and collected on a month-to-month basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategy guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay a fixed fee based on TMN's estimate of potential future savings. A contract liability is recognized when the customer payment is received. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement.

The Company received revenue from FGAM’s operations that are primarily from investment management fees, including money management fees. Investment management fees are based upon a percentage of assets under management and totaled $376,000 and $554,000 for the three months ended June 30, 2022 and 2021, and $1,445,000 and $1,479,000 for the nine months ended June 30, 2022 and 2021, respectively.

The Company received revenue from Forta’s operations that totaled approximately $36,000 and $806,000 for the three months ended June 30, 2022 and 2021, and $279,000 and $2,305,000 for the nine months ended June 30, 2022 and 2021, respectively.

The Company received service revenue from TMN’s operations of $238,000 and $278,000 for the three months ended June 30, 2022 and 2021, and $831,000 and $917,000 for the nine months ended June 30, 2022 and 2021, respectively.

The Company received revenue from FGEM’s operations from insurance sales of approximately $220,000 and $38,000 for the three months ended June 30, 2022 and 2021, and approximately $808,000 and $365,000 for the nine months ended June 30, 2022 and 2021, respectively.

The Company received revenue from FGIS’s operations in the amount of $0 and $0 for the three months ended June 30, 2022 and 2021, and approximately $32,000 and $0 for the nine months ended June 30, 2022 and 2021, respectively.

Advertising and Marketing

Marketing costs are charged to operations when incurred. Marketing expenses were approximately $23,200 for both the three months ended June 30, 2022 and 2021, and approximately $91,000 and $56,000 for the nine months ended June 30, 2022 and 2021, respectively.

Compensation Expense

The Company includes in Compensation all salaries, wages, employee benefits, payroll costs, payroll taxes, commissions to employees and to independent investment advisors and related party consultants, and stock-based compensation. This is a reclassification from prior periods’ salary and wages on the consolidated statements of operations.

The Company recognizes the fair value of stock-based compensation awards as wages in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.77% in the quarter ended June 30, 2022 and 0.59% in 2021, dividend yield of 0%, expected life of 10 years and volatility of 86.17% in 2022 and 35% to 40% in 2021 respectively. SAR awards are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

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

For the three months ended June 30, 2022, the Company reported approximately $1,347,000 in revenue, a net operating loss of approximately $292,000, and net increase in cash of approximately $30,000. For the nine months ended June 30, 2022, the Company reported approximately $4,518,000 in revenue, a net operating loss of approximately $762,000, cash used of approximately $98,000, and an accumulated deficit of approximately $14,840,000. These operating results raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2021

	FGC	Forta	FGAM (Sofos)	FGEM (MPath)	TMN	TOTAL
Income
Broker Dealer	$–	$244,470	$–	$–	$–	$244,470
Investment Management Fees	–	515,416	553,469	–	–	1,068,885
Service Income	–	45,753	683	38,453	278,415	363,304
Total Revenue	–	805,639	554,152	38,453	278,415	1,676,659
Gross Profit	–	805,639	554,152	38,453	278,415	1,676,659

Expense
Cost of services	–	18,310	–	–	10,856	29,166
Professional services	54,551	49,690	3,889	–	14,947	123,077
Depreciation and amortization	5,105	125	–	–	16,364	21,594
General and administrative	119,793	190,688	4,462	7,386	19,695	342,024
Marketing	7,488	5,234	–	681	9,846	23,249
Compensation expense	484,310	723,070	219,200	10,850	98,500	1,535,930
Total Expense	671,247	987,117	227,551	18,917	170,208	2,075,040
Net Operating Income (Loss)	(671,247)	(181,478)	326,601	19,536	108,207	(398,381)

Other Income
PPP Loan forgiveness	283,345	377,700	–	–	–	661,045
Total Other Income	283,345	377,700	–	–	–	661,045

Other Expense
Interest expense	(903)	(635)	–	–	–	(1,538)
Income tax revenue (expense)	64,562	(56,928)	–	–	–	7,634
Loss on impairment of Goodwill	(7,380,603)	–	–	–	–	(7,380,603)
Net Other Expense	(7,316,944)	(57,563)	–	–	–	(7,374,507)
Net Income/(Loss)	$(7,704,846)	$138,659	$326,601	$19,536	$108,207	$(7,111,843)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2022

	Eliminations	FGC	Forta	FGAM (Sofos)	FGFOS	FGEM (MPath)	TMN	FGIS	TOTAL
Income
Broker Dealer	$–	$–	$5,500	$–	$–	$–	$–	$–	$5,500
Investment Management Fees	(76,275)	–	10,535	271,217	509,888	–	–	–	715,365
Service Income	–	–	20,223	104,803	42,958	219,982	238,341	–	626,307
Income from investment in subsidiaries	(327,624)	327,624	–	–	–	–	–	–	–
Total Revenue	(403,899)	327,624	36,258	376,020	552,846	219,982	238,341	–	1,347,172

Affiliate expense	76,275	–	–	(234,566)	–	–	–	–	(158,291)

Gross Profit	(327,624)	327,624	36,258	141,454	552,846	219,982	238,341	–	1,188,881

Expense
Cost of services	–	–	–	–	–	–	9,533	–	9,533
Professional services	–	89,892	4,120	261	–	–	14,195	–	108,468
Depreciation and amortization	–	5,360	–	–	–	–	16,364	–	21,724
General and administrative	–	89,904	18,206	15,801	(3,572)	5,219	1,386	(4,863)	122,081
Marketing	–	20,291	69	–	–	735	2,093	–	23,188
Compensation expense	–	781,490	25,239	25,567	187,614	103,761	72,000	–	1,195,671
Total Expense	–	986,937	47,634	41,629	184,042	109,715	115,571	(4,863)	1,480,665
Net Operating Income (Loss)	(327,624)	(659,313)	(11,376)	99,825	368,804	110,267	122,770	4,863	(291,784)

Other Income
PPP Loan forgiveness	–	–	339,070	–	–	–	–	–	339,070
Total Other Income	–	–	339,070	–	–	–	–	–	339,070

Other Expense
Interest Expense	–	(218)	(72)	–	–	–	–	–	(290)
Income Taxes	–	–	–	–	–	–	–	–	–
Net Other Expense	–	(218)	(72)	–	–	–	–	–	(290)
Net Income/(Loss)	$(327,624)	$(659,531)	$327,622	$99,825	$368,804	$110,267	$122,770	$4,863	$46,996

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR NINE MONTHS ENDED JUNE 30, 2021

	Eliminations	FGC	Forta	FGAM (Sofos)	FGEM (MPath)	TMN	TOTAL
Income
Broker Dealer	$–	$–	$767,284	$–	$–	$–	$767,284
Investment Management Fees	–	–	1,422,745	1,478,798	–	–	2,901,543
Service Income	–	–	114,570	683	365,131	917,121	1,397,505
Total Revenue	–	–	2,304,599	1,479,481	365,131	917,121	5,066,332
Gross Profit	–	–	2,304,599	1,479,481	365,131	917,121	5,066,332

Expense
Cost of services	–	–	45,846	11,074	–	30,476	87,396
Professional services	–	169,303	137,628	3,889	175	41,886	352,881
Depreciation and amortization	–	60,083	284	–	–	28,731	89,098
General and administrative	–	201,983	569,240	16,670	16,707	91,839	896,439
Marketing	–	17,525	17,584	132	1,135	19,653	56,029
Compensation expense	–	1,389,281	1,959,331	531,973	96,311	294,500	4,271,396
Total Expense	–	1,838,175	2,729,913	563,738	114,328	507,085	5,753,239
Net Operating Income (Loss)	–	(1,838,175)	(425,314)	915,743	250,803	410,036	(686,907)

Other Income
PPP Loan forgiveness	–	283,345	377,700	–	–	–	661,045
Total Other Income	–	283,345	377,700	–	–	–	661,045

Other Expense
Interest expense	–	(3,173)	(635)	–	–	–	(3,808)
Income tax revenue (expense)	–	(199,821)	203,854	–	–	–	4,033
Loss on impairment of Goodwill	–	(7,380,603)	–	–	–	–	(7,380,603)
Net Other Expense	–	(7,583,597)	203,219	–	–	–	(7,380,378)
Net Income/(Loss)	$–	$(9,138,427)	$155,605	$915,743	$250,803	$410,036	$(7,406,240)

CONSOLIDATING STATEMENTS OF OPERATIONS

FOR NINE MONTHS ENDED JUNE 30, 2022

	Eliminations	FGC	Forta	FGAM (Sofos)	FGFOS	FGEM (MPath)	TMN	FGIS	TOTAL
Income
Broker Dealer	$–	$–	$98,544	$–	$–	$–	$–	$–	$98,544
Investment Management Fees	(149,201)	–	87,517	1,195,522	1,171,939	–	–	2,203	2,307,980
Service Income	–	–	93,216	249,963	100,033	808,104	830,567	30,000	2,111,883
Income from investment in subsidiaries	49,432	(49,432)	–	–	–	–	–	–	–
Total Revenue	(99,769)	(49,432)	279,277	1,445,485	1,271,972	808,104	830,567	32,203	4,518,407

Affiliate expense	149,201	–	–	(387,058)	–	–	–	–	(237,857)

Gross Profit	49,432	(49,432)	279,277	1,058,427	1,271,972	808,104	830,567	32,203	4,280,550

Expense
Cost of services	–	(237)	259,087	11,764	–	–	32,367	–	302,981
Professional services	–	187,869	124,055	3,447	(1,299)	–	14,780	–	328,852
Depreciation and amortization	–	15,884	194	–	–	–	49,093	–	65,171
General and administrative	–	266,495	57,032	44,278	(1,851)	20,483	7,626	(4,863)	389,200
Marketing	–	60,192	69	–	–	2,097	28,671	–	91,029
Compensation expense	–	2,267,444	225,662	313,004	539,097	256,720	263,750	–	3,865,677
Total Expense	–	2,797,647	666,099	372,493	535,947	279,300	396,287	(4,863)	5,042,910
Net Operating Income (Loss)	49,432	(2,847,079)	(386,822)	685,934	736,025	528,804	434,280	37,066	(762,360)

Other Income
PPP Loan forgiveness	–	–	339,070	–	–	–	–	–	339,070
Total Other Income	–	–	339,070	–	–	–	–	–	339,070

Other Expense
Interest Expense	–	(771)	(1,679)	–	–	–	–	–	(2,450)
Income Taxes	–	–	–	–	–	–	–	–	–
Net Other Expense	–	(771)	(1,679)	–	–	–	–	–	(2,450)
Net Income/(Loss)	$(49,432)	$(2,847,850)	$(49,431)	$685,934	$736,025	$528,804	$434,280	$37,066	$(425,740)

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	Estimated Service Lives	June 30, 2022	September 30, 2021

Furniture, fixtures, and equipment	2 to 5 years	$60,556	$61,554
Internally developed software	5 Years	152,000	152,000
		212,556	213,554
Less accumulated depreciation and amortization		(191,107)	(175,031)
		$21,449	$38,523

Depreciation expenses was $5,359 and $16,077 during the three and nine months ended June 30, 2022 and $5,230 and $47,775 during the three and nine months ended June 30, 2021, respectively.

Intellectual property consists of the following:
Intellectual property at September 30, 2021	$53,170
Intellectual property purchased at cost	–
Intellectual property at June 30, 2022	$53,170

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

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows:

Rental Payments
2022	$87,429
2023	38,005
2024	38,924
2025	39,841
2026	23,555
Total undiscounted lease payments	227,754
Less imputed interest	(29,796)
Present value of lease payments	$197,958

The weighted average discount rate is 6% based Company’s expected borrowing rate and the remaining weighted average lease term is 2.79 years.

The Company incurred lease expense for its operating leases of $24,637 and $33,151 during the three and nine months ended June 30, 2022 and $102,784 and $241,167 during the three and nine months ended June 30, 2021 which was included in “General and administrative” expense on the accompanying consolidated statements of operations. Included in lease expense in fiscal year 2021 was unpaid rent of $66,000 which was relieved by the issuance of stock in lieu of unpaid rent in the amount of $66,000 during the nine months ended 2022.

6. LINE OF CREDIT

The Company has a revolving line of credit with Wells Fargo Bank, N.A. in the amount of $67,500. Amounts drawn under this line of credit are due on demand, and monthly interest and principal payments are required. The interest rate on the line of credit was 7.75% and 9.50% as of June 30, 2022 and 2021, respectively. This line of credit is supported by the personal guarantee of John Pollock. The line of credit balance was $48,744 and $52,932 at June 30, 2022 and September 30, 2021, respectively.

7. NOTES PAYABLE

On April 19, 2019, the Company entered into an unsecured Promissory Note Payable with Charles O’Banon, a customer, in the amount of $32,205 and was scheduled to mature in April 2022. The balance of the note as of June 30, 2022 was $11,230. As of April 15, 2022 payments on the remaining balance of $14,048 were reset at $500 (principal and interest), with a balloon payment of the outstanding balance due in April 2023. The interest rate is 6% per annum.

On August 31, 2021, the Company entered into an agreement with John DuPriest (“DuPriest”), a former officer of Forta, in settlement pursuant to employment termination. The parties entered into an unsecured promissory note to DuPriest in the amount of $52,000, bearing interest of 5%, payable over 26 months beginning on January 15, 2021 through February 15, 2023. The balance is $38,548 and $38,548 as of June 30, 2022 and September 30 2021, respectively. DuPriest has agreed to a moratorium on payment on the note.

On February 2, 2021, Forta received a PPP loan in the amount of $422,900. This PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the federal government, and does not require collateral. The SBA has informed Forta that $339,070 of the outstanding principal is forgiven.

The Company’s maturities of debt subsequent to June 30, 2022 are as follows:

2022	$49,778
2023	–
2024	–
2025	–
2026	83,830
Total Debt maturities	$133,608

8. ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2022 and as of September 30, 2021:

	June 30,	September 30,
	2022	2021
SAR liability	$69,518	$61,763
Accrued payroll	308,470	42,858
Commissions payable	139,616	80,588
Accrued expenses	699,117	132,653
Other accounts payable - unissued stock	268,834	765,117
Accrued operating expenses	$1,485,555	$1,082,979

9. INCOME TAXES

For the nine-months ending June 30, 2022 and 2021, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain nondeductible expenses, and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components at June 30, 2022 and September 30, 2021:

Net non-current deferred tax assets:	June 30, 2022	September 30, 2021
Net operating loss carryforward	$1,464,707	$1,328,093
Amortization	(8,189)	(8,770)
Depreciation	5,139	5,625
Valuation allowance	(1,461,657)	(1,324,948)
Net deferred taxes	$–	$–

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

Effective November 22, 2016, the Company established the 2016 Stock Option Plan (the “2016 Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options, stock appreciation rights (SARs), and other forms of equity grants. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the 2016 Plan is 20,000,000. Eligible individuals include any employee of the Company or any director, consultant, or other person providing services to the Company. The expiration date and exercise price are as established by the Board of Directors of the Company. No option may be issued under the Plan after ten years from the date of adoption of the 2016 Plan.

	Shares under Option Plan	Value of Shares under Option Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - September 30, 2021	7,310,196	$1,106,764	0.24	95 months
Granted	60,866	5,844	0.5	108 months
Exercised	–	–	–
Canceled or expired	(1,420,500)	(164,068)	0.28
Outstanding - June 30, 2022	5,950,562	948,520	0.23	92 months
Exercisable - June 30, 2022	3,044,564	425,021	0.22	90 months

Unamortized share-based compensation was $523,370 and $382,874 at June 30, 2022 and 2021, respectively, and will be recognized over the next 7.9 years. During the nine months ended June 30, 2022 and 2021, 60,866 and 0 options and SARs were granted, respectively. 60,866 in SAR grants have a participation price that was always above the market value and therefore there is no current value. SARs are recorded as a liability because there is a cash settlement option.

13. RELATED PARTY TRANSACTIONS

Included in compensation expenses for TMN were consulting fees paid to a related party as a condition to the TMN acquisition. One agreement is with Tax Tuneup, LLC which is owned by Ed Lyon, the CEO of TMN. Through this arrangement, Tax Tuneup, LLC provides consulting services to TMN, including updating of the tax strategies to comply with tax law and rules. The payments each month are $16,500. The total paid under this agreement in the nine months ended June 30, 2022 and 2021, respectively, was $193,500 and $193,500. The other agreement is with Vandata, LLC, which is owned by Keith Vandestadt who provides consulting services to TMN and is paid $5,000 per month, for a total of $45,000 in the nine months ended June 30, 2022 and 2021, respectively. Vandata, LLC is also owed $5,000 for services previously rendered.

On April 12, 2019, the Company entered into a loan agreement with John Pollock, Executive Vice President of the Company. The note bears interest at 2.76% and was originally to be repaid in six equal installments of $2,520, beginning July 1, 2019. The last two payments have been deferred, with the balance still accruing interest. The balance of the loan at June 30, 2022 and September 30, 2021 was $5,406 and $5,296, respectively. In addition, Company owes $50,750 to a company owned by Mr. Pollock for consulting services. Payments are not being made at this time on this obligation.

Executives of the Company have elected to forego a portion of their compensation. Company recognizes the compensation as an expense and the obligation as deferred compensation. As of June 30, 2022, the amount of that deferred compensation obligation is approximately $50,000.

14. SUBSEQUENT EVENTS

As of the date of this report there were no subsequent events which required recognition, adjustment to, or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” included in this Form 10-Q for the nine months ended June 30, 2022.

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

Financial Gravity’s Subsidiaries:

Financial Gravity Asset Management, Inc. (“FGAM”), is an RIA, registered with the Securities and Exchange Commission, and provides asset management services to individuals and businesses. FGAM had in excess of $100,000,000 in assets under management as of June 30, 2022.

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

Growth comes from the following activities:

Tax services and financial advisory services, including Tax Blueprint® services through TMN, as well as investment advisory services by TMN subscribers to their clients through Family Office Services. Family Office Services include wealth management services through FGFOS, investment advisory services through FGAM, insurance services through FGEM, and stock brokerage services through FGIS.

Results of Operations for the three and nine months ended June 30, 2022 compared to the three and nine months ended June 30, 2021

Revenues

For the three months ended June 30, 2022, revenue decreased approximately $330,000 to approximately $1,347,000 from approximately $1,677,000 for the three months ended June 30, 2021. The principal components of the decrease in revenue are: reduction of revenue of approximately $770,000 from winding down of Forta, an increase of revenue from FGFOS of approximately $553,000, decreases in revenue for FGAM and TMN of approximately $218,000, and minor changes in other units as compared to the three months ended June 30, 2021. For the nine months ended June 30, 2022, revenue decreased approximately $548,000 to approximately $4,518,000 from $5,066,000 for the nine months ended June 30, 2021. The principal components of the decrease in revenue are: decrease in revenue of approximately $2,026,000 from winding down of Forta, decreased investment management revenue from FGAM of approximately $283,000, and increase in revenue from FGFOS of approximately $1,272,000, an increase from insurance sales from FGEM of approximately $443,000, and minor changes on other operating units as compared to the nine months ended June 30, 2021.

Operating Expenses

Compensation expense decreased approximately $340,000 to approximately $1,195,000 for the three months ended June 30, 2022 from approximately $1,535,000 for the three months ended June 30, 2021. The decrease was principally due to a decrease at Forta as it winds down ($541,457) and the increased salary and commission expense at FGCO (approximately $281,000) and FGFOS ($166,978) and other smaller amounts at the other operating units. Compensation expense decreased approximately $405,000 to approximately $3,865,000 for the nine months ended June 30, 2022 from approximately $4,271,000 for the nine months ended June 30, 2021. The decrease was principally due to a decrease at Forta as it winds down (approximately $1,035,000) and the increased salary and commission expense at FGCO (approximately $581,000) and FGFOS (approximately $351,000) and other smaller amounts at the other operating units.

Cost of services activity decreased approximately $19,500 to approximately $9,500 for the three months ended June 30, 2022 from approximately $29,000 for the three months ended June 30, 2021. Cost of services activity increased approximately $215,000 to approximately $302,000 for the nine months ended June 30, 2022 from $87,000 for the nine months ended June 30, 2021. The three and nine-month increases consist primarily of Forta's custodian's termination charge of $250,000.

Professional services expenses include legal expense, professional fees, and business consulting. Professional services expenses increased approximately $14,000 to approximately $108,000 for the three months ended June 30, 2022 from approximately $123,000 for the three months ended June 30, 2021. This increase is primarily due to an increase in legal fees and accounting arising from Forta operations. Professional services expenses decreased approximately $24,000 to approximately $328,000 for the nine months ended June 30, 2022 from approximately $353,000 for the nine months ended June 30, 2021 This increase is primarily due to small increases in legal fees and accounting arising from FGCO and Forta operations.

Depreciation and amortization expenses include depreciation on fixed assets and amortization of definite lived intangibles. Depreciation and amortization expenses stayed flat to approximately $22,000 for the three months ended June 30, 2022 from $22,000 for the three months ended June 30, 2021. Depreciation and amortization expenses decreased approximately $24,000 to approximately $65.000 for the nine months ended June 30, 2022 from $89,000 for the nine months ended June 30, 2021. The decrease is due to deceleration of depreciation of certain assets.

General and administrative expenses decreased approximately $220,000 to approximately $120,000 for the three months ended June 30, 2022 from approximately $340,000 for the three months ended June 30, 2021. The decrease is primarily due to the wind down of Forta. General and administrative expenses decreased approximately $507,000 to approximately $389,000 for the nine months ended June 30, 2022 from approximately $896,000 for the nine months ended June 30, 2021. The decrease is primarily due to the winding down of Forta ($340,000 in reductions), and smaller changes in overhead at the other operating units including: (FGCO - approximately $98,000 in increases, and TMN - approximately $65,000 in decreases).

Marketing expenses stayed flat at approximately $23,000 for the three months ended June 30, 2022 from approximately $23,000 for the three months ended June 30, 2021. Marketing expenses increased by approximately $35,000 to approximately $91,000 for the nine months ended June 30, 2022 from approximately $56,000 for the nine months ended June 30, 2021. The increases are due to the Company spending more in marketing channels.

The Company experienced a decrease in its net loss of approximately $7,100,000 to a net profit of approximately $47,000 for the three months ended June 30, 2022 from a net loss of approximately $7,112,000 for the three months ended June 30, 2021. The Company experienced a decrease in its net loss of approximately $6,980,000 to a net loss of approximately $425,000 for the nine months ended June 30, 2022 from a net loss of $7,406,000 for the nine months ended June 30, 2021. The changes are primarily attributable to the reasons noted above, and PPP Loan forgiveness, and no write off of goodwill in 2022.

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

Revenue Recognition and Accounts Receivable.

The Company derives its revenues primarily from the following activities: Investment Management Fees, Securities Brokerage Commissions, Tax Master Network subscriptions, Financial Advisor subscriptions, Tax BluePrint sales, and Insurance Sales.

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

Accrued revenues are recorded for investment management fees that are paid in arrears. The allowance for doubtful accounts was $0 and $0 as of June 30, 2022 and September 30, 2021, respectively.

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

Tax Master Network provides network subscription services to its TMN members that are charged and collected on a month-to-month basis. None of these programs come with a long-term commitment or contract, and there is no up-front payment beyond the monthly subscription fee. Cancellations are processed within the month requested and memberships are closed at the end of the period for which the most recent payment was made. Members are not entitled to refunds for unused memberships. Any subscription fees paid for a future period are deferred in the financial statements. TMN also sells Tax Blueprint®. These are tax planning strategies guides, to save customers taxes through the implementation of the recommended tax strategies. After an initial assessment, the customers pay a fixed fee based on TMN's estimate of potential future savings. A contract liability is recognized when the customer payment is received. Revenue is deferred until the customer reviews and accepts the final Tax Blueprint® document and returns an executed delivery agreement.

Trade deferred revenue is carried only for subscription revenues not received in the period they apply to. The allowance for doubtful accounts was $0 and $0 as of June 30, 2022 and September 30, 2021 respectively.

In the normal course of business, the Company extends credit on an unsecured basis to its customers, substantially all of whom are located in the United States of America. The Company does not believe that it is exposed to any significant risk of loss on accounts receivable.

Stock-Based Compensation.

The Company recognizes the fair value of stock-based compensation awards as Compensation in the accompanying statements of operations for employee grants, commissions for non-employee grants, and stock appreciation rights grants, on a straight-line basis over the vesting period, using the Black-Scholes option pricing model, which is based on risk-free rate of 0.59% in the quarter ended June 30, 2022, dividend yield of 0%, expected life of 10 years and volatility of 35% to 40% in 2021. SAR awards are new this year and are being treated as a liability award while the options are being treated as equity awards. While the fair value of the options are based on the Black Scholes assumptions included here, the SAR awards are based on assumptions at period end and are treated as liability awards. Forfeitures are recorded as they occur.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and cash equivalents of $208,000. Cash decreased during the nine months ending June 30, 2022 by approximately $98,000, primarily due to cash used in operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

For the nine months ended June 30, 2022, the Company reported $3,171,235 in revenue, a net loss of $425,740, a decrease of cash of $98,100, and an accumulated deficit of $14,839,611. These operating results raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of June 30, 2022 that its disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of its internal control over financial reporting as of June 30, 2022. In making this assessment, its management used the criteria based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, its internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company’s Chief Executive Officer and Chief Financial Officer reviewed the results of their assessment with its board of directors.

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

No changes in Internal Control over Financial Reporting have been made since fiscal year end 2021.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are a party to or otherwise involved in legal proceedings, claims and other legal matters, arising in the ordinary course of our business or otherwise that would affect the Company’s operations. A subsidiary of the Company is currently involved in one legal proceeding. Company does not believe that the outcome of any pending litigation will be material to our ability to operate or market our services, our consolidated financial position, results of operations or cash flows.

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

Date: August 15, 2022	By: /s/ Scott Winters
Scott Winters
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By: /s/ Gary Nemer
Gary Nemer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott Winters	Co-Chairman, CEO	August 15, 2022
Scott Winters	(principal executive officer)

/s/ Gary Nemer	CFO	August 15, 2022
Gary Nemer	(principal financial officer)

/s/ John Pollock	Co-Chairman, EVP	August 15, 2022
John Pollock

/s/ Edward A. Lyon	Director	August 15, 2022
Edward A. Lyon

/s/ Jennifer Winters	Director	August 15, 2022
Jennifer Winters

/s/ William R. Nelson	Director	August 15, 2022
William R. Nelson

/s/ Mark Williams	Director	August 15, 2022
Mark Williams

